Form 10-Q
period 1996-06-30
INNOVASIVE DEVICES INC
filed 1996-08-14
CIK 1003608

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter ended June 30, 1996 Commission file number 0-28492
                             -------------
- --------------------------------------------------------------------------------

                            INNOVASIVE DEVICES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Massachusetts                            04-3132641
- --------------------------------------------------------------------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

                   734 Forest Street,  Marlborough  MA  01752
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code  508/460-8229
                                                            ------------

                                      N/A
- --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            (1)  YES  X   NO
                                    ----    ----
                            (1)  YES     NO  X
                                     ----   ----

The number of shares outstanding of the registrant's common stock as of August 9, 1996 was 7,259,741.

                            INNOVASIVE DEVICES, INC.

                                     INDEX

                                                                        Page
                                                                        ----
Part I: Financial Information

  Item 1.  Condensed Financial Statements

              Condensed Balance Sheet at June 30, 1996 (unaudited)
              and December 31, 1995                                      3

              Condensed Statement of Operations (unaudited) for the
              Three Months Ended June 30, 1996 and June 30, 1995         4

              Condensed Statement of Operations (unaudited) for the
              Six Months Ended June 30, 1996 and June 30, 1995           4

              Condensed Statements of Cash Flows (unaudited) for the
              Six Months Ended June 30, 1996 and June 30, 1995           5

              Notes to unaudited Condensed Financial Statements          6

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      8


PART II.  Other Information                                              11

Signatures                                                               12

Exhibit Index                                                            13


                        Part I - Financial Information

                         Item 1.  Financial Statements

                           INNOVASIVE DEVICES, INC.
                            Condensed Balance Sheet
                                (in thousands)


ASSETS                                           June 30,    December 31,
                                                   1996          1995
                                               -----------   ------------
                                                (unaudited)
Current assets:
     Cash and cash equivalents                    $ 24,821       $  5,052
     Accounts receivable, less allowance               666            283
        of $56 at June 30, 1996 and $51 at
        December 31, 1995
     Inventories                                       657            405
     Prepaid expenses                                  127             48
                                               -----------   ------------
         Total current assets                       26,271          5,788
     Fixed assets, net                                 640            599
     Other assets, net                                  18             12
                                               -----------   ------------

                                                  $ 26,929       $  6,399
                                               ===========   ============

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                             $    239       $    459
     Related party payables                            358            265
     Other current liabilities                         555            206
                                               -----------   ------------
         Total current liabilities                   1,152            930

Mandatorily redeemable convertible
   preferred stock                                       -         13,970

Stockholders' equity (deficit):
     Common stock                                        1              1
     Additional paid in capital                     39,830          3,459
     Accumulated deficit                           (14,054)       (11,936)
                                               -----------   ------------
                                                    25,777         (8,476)
     Less: common stock held in treasury               -             25
                                               -----------   ------------
         Total stockholders' equity  (deficit)      25,777         (8,501)
                                               -----------   ------------
                                                  $ 26,929       $  6,399
                                               ===========   ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

                           INNOVASIVE DEVICES, INC.
                       Condensed Statement of Operations
               (In thousands, except per share data; unaudited)



                                         Three months ended           Six months ended
                                              June 30,                    June 30,
                                        --------------------        ---------------------
                                           1996      1995              1996        1995
                                           ----      ----              ----        ----

Net sales                                $ 1,088   $   296           $ 1,890      $   462

Cost of sales                                414       217               752          404
                                         -------   -------           -------      -------

     Gross profit                            674        79             1,138           58

Selling, general and administrative        1,157       589             2,248        1,082
    expenses
Research and development                     596       371             1,178          702
                                         -------   -------           -------      -------
     Loss from operations                 (1,079)     (881)           (2,288)      (1,726)

Interest income, net                         112         5               174           24
                                         -------   -------           -------      -------
     Net loss                            $  (967)  $  (876)          $(2,114)     $(1,702)
                                         =======   =======           =======      =======
Unaudited pro forma net loss per
  share:
     Net loss per share                  $( 0.16)  $( 0.18)          $( 0.37)     $( 0.35)
                                         =======   =======           =======      =======
     Shares used in computing net loss
       per share                           5,882     4,820             5,669        4,820
                                         =======   =======           =======      =======



The accompanying notes are an integral part of these unaudited condensed financial statements.

                           INNOVASIVE DEVICES, INC.
                       Condensed Statement of Cash Flows
                           (In thousands; unaudited)



                                                              Six months ended
                                                                  June 30,
                                                           ----------------------
                                                             1996          1995
                                                           --------      --------
Cash flows from operating activities
     Net loss                                              $(2,114)      $(1,702)
     Adjustments to reconcile net loss to net cash
        provided by (used for) operating activities:
        Depreciation and amortization                          138           101
        Changes in assets and liabilities:
               Accounts receivable, net                       (383)         (157)
               Inventories                                    (252)         (116)
               Prepaid expenses                                (79)          (30)
               Other assets                                     (6)            5
               Accounts payable                               (220)          (18)
               Related party payables                           93            37
               Other current liabilities                       349            86
                                                           -------       -------
Net cash used for operating activities                      (2,474)       (1,794)
                                                           -------       -------

Cash flows from investing activities
     Purchases of fixed assets                                (179)         (101)
                                                           -------       -------

Cash flows from financing activities
     Proceeds from issuance of preferred stock,                926             -
          net of issuance costs
     Proceeds from issuance of common stock,                21,496             -
          net of issuance costs
     Principal payments on note payable                                     (464)
     Proceeds from issuance of convertible notes payable                    1,000
                                                           -------       -------

Net cash provided by financing activities                   22,422           536
                                                           -------       -------
Net increase (decrease) in cash and cash equivalents        19,769        (1,359)


Cash and cash equivalents at beginning of period             5,052         2,051
                                                           -------       -------

Cash and cash equivalents at end of period                 $24,821       $   692
                                                           =======       =======




The accompanying notes are an integral part of these unaudited condensed financial statements.

                            INNOVASIVE DEVICES, INC.
               Notes to Unaudited Condensed Financial Statements


1. -- Basis of Presentation

The accompanying unaudited condensed financial statements of Innovasive Devices, Inc. (the "Company") include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position at June 30, 1996 and the results of operations for the three and six month periods ended June 30, 1996 and 1995. Interim results of operations are not necessarily indicative of the results to be achieved for the full year.

Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q , the accompanying unaudited condensed financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Registration Statement on Form S-1 (Registration No. 333-3368) filed with the SEC on April 11, 1996, as amended by filings on May 17, 1996 and May 30, 1996.

2.  Inventories

Inventories consist of the following:


                    June 30,    December 31,
                      1996          1995
                   ----------   ------------
                   (unaudited)

Raw materials           $ 248          $ 157
Work-in-process            63             68
Finished goods            346            180
                   ----------   ------------

Totals                  $ 657          $ 405
                   ==========   ============


3.  Common Stock Issuance (unaudited)

In June 1996, the Company sold and issued 1,900,000 shares of its common stock pursuant to an initial public offering. Net proceeds to the Company from the offering were approximately $21 million. Upon completion of the offering, all outstanding shares of Preferred Stock were converted into 3.5 million shares of common stock.

                            INNOVASIVE DEVICES, INC.
               Notes to Unaudited Condensed Financial Statements



4.  Pro Forma Net Loss Per Share (unaudited)

Pro forma net loss per share is determined by dividing the net loss by the weighted average number of common stock and common stock equivalents outstanding during the period, including the effect of the assumed conversion of all convertible preferred stock prior to the actual conversion which occurred upon the closing of the Company's initial public offering in the second quarter of 1996.

Pursuant to SEC Staff Accounting Bulletin 83, common stock equivalents, although anti-dilutive, issued at prices below the offering price per share during the twelve months preceding the initial public offering of the Company's common stock have been included in the calculation of pro forma net loss per share using the treasury stock method as if outstanding since the beginning of each period presented through March 31, 1996.

                            INNOVASIVE DEVICES, INC.

   Item 2.   Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Overview

Since its inception, Innovasive Devices (the "Company") has been primarily engaged in the development, manufacture and marketing of proprietary devices and instrumentation which facilitate the reattachment of soft tissue structures, such as ligaments and tendons, to bones and other tissues. The Company has a limited operating history and has expended significant resources to fund research and development, the establishment of its manufacturing capabilities and the expansion of its marketing and sales organization. The Company plans to continue investing aggressively in these areas. The Company's sales are principally derived from the sale of its family of ROC tissue fasteners and related surgical instrumentation. The Company commenced commercial shipments of its first ROC fastener during 1994 and expanded its product offering during 1995, to include the IDeal Arthroscopic Suture Fastener System.

The following information should be read in conjunction with the unaudited condensed financial statements and notes thereto included in this Quarterly Report and with the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Registration Statement on Form S-1 (Registration No. 333-3368) filed with the SEC on April 11, 1996, as amended by filings on May 17, 1996 and May 30, 1996.

Any statements in this report expressing the beliefs and expectations of management regarding the Company's future results and performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that involve a number of risks and uncertainties. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Certain of such risks and uncertainties are described in the Company's Report on Form 8-K filed with the SEC on July 23, 1996.


Results of Operations

Three Months Ended June 30, 1996 compared to Three Months Ended June 30, 1995

Net sales increased $792,000 to $1,088,000 in the second quarter of 1996 from $296,000 in the second quarter of 1995. This increase was primarily due to the introduction of additional ROC suture fasteners and the expansion of the domestic direct sales force and the international distributor network. The company ships and invoices direct to customers within the domestic market, however, internationally the company sells through its distributors.

Gross profit increased to $674,000 in the second quarter of 1996 from $79,000 in the second quarter of 1995. As a percentage of sales, gross profit increased to 62.0% in the second quarter of 1996 from 26.7% in the second quarter of 1995. The increase in gross profit was due primarily to increased net sales of ROC suture fasteners which resulted in improved manufacturing efficiencies.

Selling, general and administrative expenses increased to $1,157,000 in the second quarter of 1996 from $589,000 in the second quarter of 1995. The increase resulted primarily from the expansion of the domestic direct sales force, increased salary and travel costs, higher selling commissions resulting from higher sales volume, increased sample expenses and the increased costs associated with operating as a public company.

Research and development expenses increased to $596,000 in the second quarter of 1996 from $371,000 in the second quarter of 1995. The increase was primarily attributable an increase in expenses related to the collaborative development effort with Collagen Corporation, other product development costs and patent preparation and filing costs associated with the development programs.

Net interest income increased to $112,000 in the second quarter of 1996 from $5,000 in the second quarter of 1995. The primary reason for the increase was the interest received on the investment of the proceeds of the initial public offering closed during the second quarter of 1996.

As a result of the foregoing, the net loss increased to $967,000 in the second quarter of 1996 from a loss of $876,000 in the second quarter of 1995.


Six Months Ended June 30, 1996 compared to Six Months Ended June 30, 1995

Net sales increased $1,428,000 to $1,890,000 for the first six months of 1996 from $462,000 for the first six months of 1995. The increase was primarily attributable to the introduction of additional ROC suture fasteners and the expansion of the domestic direct sales force and the international distributor network.

Gross profit increased to $1,138,000 for the first six months of 1996 from $58,000 for the first six months of 1995. As a percentage of sales, gross profit increased to 60.2% for the first six months of 1996 from 12.6% for the first six months of 1995. The increase in gross profit was due primarily to increased net sales of ROC suture fasteners which resulted in improved manufacturing efficiencies.

Selling, general and administrative expenses increased to $2,248,000 for the first six months of 1996 from $1,082,000 for the first six months of 1995. The increase resulted primarily from the expansion of the domestic direct sales force, increased salary and travel costs, higher selling commissions resulting from higher sales volume, increased sample expenses and the increased costs associated with operating as a public company. In addition, the Company recorded a charge of $128,000 in the first quarter of 1996 associated with a facility under lease through May 1997, which it vacated in March 1996.

Research and development expenses increased to $1,178,000 for the first six months of 1996 from $702,000 for the first six months of 1995. The increase was primarily attributable to an increase in expenses related to the collaborative development effort with Collagen Corporation, other product development costs, patent preparation and filing and salary related costs associated with the development programs.

Net interest income increased to $174,000 for the first six months of 1996 from $24,000 for the first six months of 1995. While the Company maintained higher average cash balances during the first quarter of 1996 as compared to the first quarter of 1995, the primary reason for the increase is the interest received on the investment of the proceeds of the initial public offering closed during the second quarter of 1996.

As a result of the foregoing, the net loss increased to $2,114,000 for the first six months of 1996 from $1,702,000 for the first six months of 1995.


Liquidity and Capital Resources

As of June 30, 1996 the Company had cash and cash equivalents of $24.8 million as compared to a balance of $5.1 million on December 31, 1995. The increase in the balance is primarily a result of the proceeds of $21.5 million from the Company's initial public offering of 1,900,000 shares of common stock completed in June 1996. Accounts receivable increased to $666,000 on June 30, 1996 from $283,000 on December 31,1995 as a result of the higher sales level. Inventories increased to $657,000 on June 30,1996 from $405,000 on December 31, 1995 as a result of a broader product offering and the higher sales level.

Cash used in the Company's operations increased to $2.5 million for the first six months of 1996 from $1.8 million for the first six months of 1995. The increase in cash used for operations resulted from a higher net loss, the financing of accounts receivable and the build up of inventories.

The Company expects that its balance of cash and cash equivalents will be adequate to fund the near term cash requirements for operations, working capital and fixed assets.

                            INNOVASIVE DEVICES, INC.

                          PART II -- OTHER INFORMATION


Item 1.      Legal Proceedings
             -----------------

             None


Item 2.      Changes in Securities
             ----------------------

             None


Item 3.      Defaults Upon Senior Securities
             -------------------------------

             None


Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

             None


Item 5.      Other Information
             -----------------

             None

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             a.  See Exhibit Index, Page  13

             b.  Reports on Form 8-K

                 None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVASIVE DEVICES, INC,

Date:  August  14 , 1996    By:/s/ Richard D. Randall
                            -------------------------
        Richard D. Randall
        President, Chief Executive Officer
        and Director
        (Principal Executive Officer)

Date:  August  14 , 1996    By:/s/ James V. Barrile
                            ------------------------
        James V. Barrile
        Executive Vice President of Finance,
        Chief Financial Officer and Treasurer
        (Principal Financial Officer)

                            INNOVASIVE DEVICES, INC.
                                 EXHIBIT INDEX




Exhibit                                                                           Page

 11         Statement Regarding Computation of Pro Forma Net Loss per Share        14
