Form 10-Q
period 1996-09-30
INNOVASIVE DEVICES INC
filed 1996-11-14
CIK 1003608

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarter ended September 30, 1996 Commission file number 0-28492
                          ------------------
------------------------------------------------------------------------------

                            INNOVASIVE DEVICES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Massachusetts                           04-3132641
------------------------------------------------------------------------------
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)               Identification No.)

                   734 Forest Street,  Marlborough  MA  01752
------------------------------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code  508/460-8229
                                                            ------------

                                      N/A
------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months 9or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               YES X   NO
                                  ---    ---

The number of shares outstanding of the registrant's common stock as of November 14, 1996 was 7,260,408.

                            INNOVASIVE DEVICES, INC.

                                     INDEX

                                                                Page
                                                                ----
Part I: Financial Information

  Item 1.  Condensed Financial Statements

             Condensed Balance Sheet at September
             30, 1996 (unaudited) and December 31, 1995            3

             Condensed Statement of Operations (unaudited)
             for the Three Months and Nine Months Ended
             September 30, 1996 and September 30, 1995             4

             Condensed Statements of Cash Flows (unaudited)
             for the Nine Months Ended September 30, 1996
             and September 30, 1995                                5

             Notes to unaudited Condensed Financial
             Statements                                            6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     8


PART II.  Other Information                                       11

Signatures                                                        12

Exhibit Index                                                     13


                        Part I - Financial Information

                         Item 1.  Financial Statements

                           INNOVASIVE DEVICES, INC.
                            Condensed Balance Sheet
                                (in thousands)

ASSETS                                                September 30,         December 31,
                                                           1996                1995
                                                     ---------------      ---------------
                                                       (unaudited)
Current assets:
     Cash and cash equivalents                         $  23,985            $  5,052
     Accounts receivable, less allowance                     709                 283
        of $59 at September 30, 1996 and $51 at
        December 31, 1995
     Inventories                                             701                 405
     Prepaid expenses                                        119                  48
                                                       ---------           ---------
         Total current assets                             25,514               5,788
     Fixed assets, net                                       687                 599
     Other assets, net                                        25                  12
                                                       ---------           ---------
                                                       $  26,226            $  6,399
                                                       =========           =========
LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                  $     215            $    459
     Related party payables                                  528                 265
     Other current liabilities                               752                 206
                                                       ---------           ---------
         Total current liabilities                         1,495                 930

Mandatorily redeemable convertible
   preferred stock                                             -              13,970
                                                       ---------           ---------
Stockholders' equity (deficit):
     Common stock                                              1                   1
     Additional paid in capital                           39,803               3,459
     Accumulated deficit                                 (15,073)            (11,936)
                                                       ---------           ---------
                                                          24,731              (8,476)
     Less: common stock held in treasury                       -                  25
                                                       ---------           ---------
         Total stockholders' equity (deficit)             24,731              (8,501)
                                                       ---------           ---------
                                                       $  26,226            $  6,399
                                                       =========           =========

The accompanying notes are an integral part of these unaudited condensed financial statements.

                           INNOVASIVE DEVICES, INC.
                       Condensed Statement of Operations
               (In thousands, except per share data; unaudited)

                                          Three months ended       Nine months ended
                                             September 30,            September 30,
                                         --------------------    ---------------------
                                            1996      1995          1996       1995
                                          -------   -------       -------    -------
Net sales                                 $ 1,106   $   303       $ 2,996    $   765

Cost of sales                                 399       290         1,151        694
                                          -------   -------       -------    -------
     Gross profit                             707        13         1,845         71

Selling, general and  administrative
   expenses                                 1,374       557         3,622      1,639
Research and development                      662       408         1,840      1,110
                                          -------   -------       -------    -------
     Loss from operations                  (1,329)     (952)       (3,617)    (2,678)

Interest income (expense), net                310        (9)          484         15
                                          -------   -------       -------    -------
     Net loss                             $(1,019)  $  (961)      $(3,133)    (2,663)
                                          =======   =======       =======    =======
Net loss per share
Unaudited proforma net loss per share     $( 0.14)  $( 0.20)      $( 0.51)   $( 0.55)
                                          =======   =======       =======    =======
  Shares used in computing net loss
    per share                               7,260     4,820         6,200      4,820
                                          =======   =======       =======    =======




The accompanying notes are an integral part of these unaudited condensed financial statements.

                           INNOVASIVE DEVICES, INC.
                       Condensed Statement of Cash Flows
                           (In thousands; unaudited)

                                          Nine months ended
                                            September 30,
                                          ------------------
                                            1996      1995
                                          --------  --------
Cash flows from operating activities
     Net loss                             $(3,133)  $(2,663)
     Adjustments to reconcile net loss
      to net cash provided by
      (used for) operating activities:
        Depreciation and amortization         206       135
        Changes in assets and
         liabilities:
           Accounts receivable, net          (426)     (151)
           Inventories                       (296)      (35)
           Prepaid expenses                   (71)      (30)
           Other assets                       (13)        5
           Accounts payable                  (244)      115
           Related party payables             263       113
           Other current liabilities          546       110
                                          -------   -------
Net cash used for operating activities     (3,168)   (2,401)
                                          -------   -------

Cash flows from investing activities
     Purchases of fixed assets               (294)     (136)
                                          -------   -------

Cash flows from financing activities
     Proceeds from issuance of
      preferred stock, net of
      issuance costs                          926         -
     Proceeds from issuance of common
      stock, net of issuance costs         21,469         -
     Principal payments on note payable                (464)
     Proceeds from issuance of
      convertible notes payable                       1,000
                                          -------   -------

Net cash provided by financing
 activities                                22,395       536
                                          -------   -------

Net increase (decrease) in cash and
 cash equivalents                          18,933    (2,001)

Cash and cash equivalents at beginning
 of period                                  5,052     2,051
                                          -------   -------
Cash and cash equivalents at end of
 period                                   $23,985   $    50
                                          =======   =======




The accompanying notes are an integral part of these unaudited condensed financial statements.

                            INNOVASIVE DEVICES, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1. -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Innovasive Devices, Inc. (the "Company") include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position at September 30, 1996 and the results of operations for the three and nine month periods ended September 30, 1996 and 1995. Interim results of operations are not necessarily indicative of the results to be achieved for the full year.

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


2.  Inventories

Inventories consist of the following:

                       September 30,   December 31,
                           1996           1995
                       -------------   ------------
                        (unaudited)
Raw materials              $ 154          $ 157
Work-in-process               67             68
Finished goods               480            180
                       -------------   ------------
Totals                     $ 701          $ 405
                       =============   ============


3.  Common Stock Issuance (unaudited)

In June 1996, the Company sold and issued 1,900,000 shares of its common stock pursuant to an initial public offering ("IPO"). Net proceeds to the Company from the offering were approximately $21 million. Upon completion of the offering, all outstanding shares of Preferred Stock were converted into 3.5 million shares of common stock.

                            INNOVASIVE DEVICES, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


4.  Net Loss Per Share (unaudited)

Net loss per share is determined by dividing the net loss by the weighted average number of common stock and common stock equivalents outstanding during the period. The weighted average number of common stock and common stock equivalents outstanding during the period prior to and including the Company's initial IPO on June 5, 1996 includes the effect of the assumed conversion of all convertible preferred stock prior to the actual conversion which occurred upon the closing of the Company's IPO. Accordingly, net loss per share for these periods is presented on a pro forma basis.

Pursuant to SEC Staff Accounting Bulletin 83, common stock equivalents, although anti-dilutive, issued at prices below the offering price per share during the twelve months preceding the initial public offering of the Company's common stock have been included in the calculation of net loss per share using the treasury stock method as if outstanding since the beginning of each period presented through March 31, 1996.

                            INNOVASIVE DEVICES, INC.

   Item 2.   Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

OVERVIEW

Since its inception, Innovasive Devices, Inc.(the "Company") has been primarily engaged in the development, manufacture and marketing of proprietary devices and instrumentation which facilitate the reattachment of soft tissue structures, such as ligaments and tendons, to bones and other tissues. The Company has a limited operating history and has expended significant resources to fund research and development, the establishment of its manufacturing capabilities and the expansion of its marketing and sales organization. The Company plans to continue investing aggressively in these areas. The Company's sales are principally derived from the sale of its family of ROC tissue fasteners and related surgical instrumentation. The Company commenced commercial shipments of its first ROC fastener during 1994 and expanded its product offering during 1995, to include the IDeal Arthroscopic Suture Fastener System.

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

Any statements in this report expressing the beliefs and expectations of management regarding the Company's future results and performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that involve a number of risks and uncertainties. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Certain of such risks and uncertainties are described in the Company's Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 1996.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

Net sales increased $803,000 to $1,106,000 in the third quarter of 1996 from $303,000 in the third quarter of 1995. This increase was primarily due to the introduction of additional ROC suture fasteners and the expansion of the domestic direct sales force and the international distributor network. The Company ships and invoices direct to customers within the domestic market, however, internationally the Company sells through its distributors.

Gross profit increased to $707,000 in the third quarter of 1996 from $13,000 in the third quarter of 1995. As a percentage of sales, gross profit increased to 63.9% in the third quarter of 1996 from 4.3% in the third quarter of 1995. The increase in gross profit was due primarily to increased volumes of ROC suture fasteners manufactured and sold. The higher volumes resulted in improved manufacturing efficiencies.

Selling, general and administrative expenses increased to $1,374,000 in the third quarter of 1996 from $557,000 in the third quarter of 1995. The increase resulted primarily from the expansion of the domestic direct sales force, increased salary and travel costs, higher aggregate selling commissions resulting from higher sales volume, increased sample expenses and the increased costs associated with operating as a public company.

Research and development expenses increased to $662,000 in the third quarter of 1996 from $408,000 in the third quarter of 1995. The increase was primarily attributable to an increase in expenses related to the collaborative development effort with Collagen Corporation, other product development costs, patent preparation and filing costs associated with the development programs.

Net interest income increased to $310,000 in the third quarter of 1996 from $(9,000) in the second quarter of 1995. The primary reason for the increase was the interest received on the investment of the proceeds of the initial public offering closed during the second quarter of 1996.

As a result of the foregoing, the net loss increased to $1,019,000 in the third quarter of 1996 from a loss of $961,000 in the third quarter of 1995.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Net sales increased $2,231,000 to $2,996,000 for the first nine months of 1996 from $765,000 for the first nine months of 1995. The increase was primarily attributable to the introduction of additional ROC suture fasteners and the expansion of the domestic direct sales force and the international distributor network.

Gross profit increased to $1,845,000 for the first nine months of 1996 from $71,,000 for the first nine months of 1995. As a percentage of sales, gross profit increased to 61.6% for the first nine months of 1996 from 9.3% for the first nine months of 1995. The increase in gross profit was due primarily to increased volumes of ROC suture fasteners manufactured and sold. The higher volumes resulted in improved manufacturing efficiencies.

Selling, general and administrative expenses increased to $3,622,000 for the first nine months of 1996 from $1,639,000 for the first nine months of 1995. The increase resulted primarily from the expansion of the domestic direct sales force, increased salary and travel costs, higher aggregate selling commissions resulting from higher sales volume, increased sample expenses and the increased costs associated with operating as a public company. In addition, the Company recorded a charge of $128,000 in the first quarter of 1996 associated with a facility under lease through May 1997, which it vacated in March 1996.

Research and development expenses increased to $1,840,000 for the first nine months of 1996 from $1,110,000 for the first nine months of 1995. The increase was primarily attributable to an increase in expenses related to the collaborative development effort with Collagen Corporation, other product development costs, patent preparation and filing and salary related costs associated with the development programs.

Net interest income increased to $484,000 for the first nine months of 1996 from $15,000 for the first nine months of 1995. The primary reason for the increase is due to the interest received on the investment of the proceeds of the initial public offering closed during the second quarter of 1996.

As a result of the foregoing, the net loss increased to $3,133,000 for the first nine months of 1996 from $2,663,000 for the first nine months of 1995.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996 the Company had cash and cash equivalents of $24.0 million as compared to a balance of $5.1 million on December 31, 1995. The increase in the balance is primarily a result of the proceeds of $21.5 million from the Company's initial public offering of 1,900,000 shares of common stock completed in June 1996.

Cash used in the Company's operations increased to $3.2 million for the first nine months of 1996 from $2.4 million for the first nine months of 1995. The increase in cash used for operations resulted from a higher net loss, an increase in accounts receivable due to the higher sales level, and the build up of inventories to support a broader product offering and higher sales levels. Cash provided from operations included an increase in related party payables and other current liabilities.

The Company expects that its balance of cash and cash equivalents will be adequate to fund the near term cash requirements for operations, working capital and fixed assets.

                            INNOVASIVE DEVICES, INC.

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         None

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

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

         b.  Reports on Form 8-K

             1) Form 8-K, filed July 23, 1996 describing certain cautionary statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVASIVE DEVICES, INC,

DATE:     NOVEMBER 12, 1996    BY:  /S/ RICHARD D. RANDALL
                               ---------------------------------------
          RICHARD D. RANDALL
          PRESIDENT, CHIEF EXECUTIVE OFFICER
          AND DIRECTOR
          (PRINCIPAL EXECUTIVE OFFICER)

DATE:     NOVEMBER 12, 1996    BY:  /S/ JAMES V. BARRILE
                               --------------------------
          JAMES V. BARRILE
          EXECUTIVE VICE PRESIDENT OF FINANCE,
          CHIEF FINANCIAL OFFICER AND TREASURER
          (PRINCIPAL FINANCIAL OFFICER)

                            INNOVASIVE DEVICES, INC.
                                 EXHIBIT INDEX

EXHIBIT                                                                   PAGE

 11      STATEMENT REGARDING COMPUTATION OF PRO FORMA NET LOSS PER SHARE   14

 27      FINANCIAL DATA SCHEDULE                                           15