Form 10-K
period 1996-12-31
INNOVASIVE DEVICES INC
filed 1997-03-26
CIK 1003608

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 1996 Commission file number 0-28492
                            -----------------
-------------------------------------------------------------------------------

                           INNOVASIVE DEVICES, INC.

-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Massachusetts                                         04-3132641
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Emp
 incorporation or organization)                          Identification No.)

                    734 Forest Street, Marlborough MA 01752
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

        Registrant's telephone number, including area code 508/460-8229

                                      N/A
-------------------------------------------------------------------------------
        Former name, former address and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK $.0001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on March 20, 1997, on the Nasdaq Stock Market, was approximately $32,862,998. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 1997 the Registrant had 7,262,016 shares of Common Stock outstanding.

Part I

Item 1.  Business

General

The Company designs, develops manufactures and markets proprietary tissue repair systems which facilitate the repair of soft tissue injuries. The Company's tissue repair system are designed to be used in either open surgical or minimally invasive arthroscopic procedures. Performing repairs arthroscopically offers several benefits, including reduced patient trauma and shorter rehabilitation times, resulting in an expedited return to full physical activity. The Company's initial products consisted of the ROC(TM) (Radial Osteo Compression) family of suture fasteners and related arthroscopic instruments which are marketed for use in the sports medicine/arthroscopy segment of the orthopaedic market. The Company's suture fastener, a bone anchor with an attached suture, is deployed into bone and used to secure soft tissue, such as ligaments and tendons, to the bone. The Company has expanded its product offering to include the ROC XS(TM) and Mini ROC(TM) suture fastener systems for soft bone and small joint indications and the COR(TM) system for the repair of osteochondral defects.

The Company competes in the soft tissue repair segment of the sports medicine/arthroscopic surgery market. The Company markets its products and related instruments principally to sports medicine surgeons and orthopaedic specialists who treat and repair soft tissues, within and around joints, which have been damaged by traumatic injury or degenerative disease.

The Company's products are based on unique and proprietary technologies which afford them many advantages when compared to the most widely-used metal bone anchors. The unique radial osteo compression method of attachment has allowed the Company to develop a family of suture fasteners which are efficacious in a broad variety of bone densities and sizes. The ROC design allows for placement of suture fasteners in close proximity for precise positioning, which enhances tissue to bone reattachment. ROC suture fasteners require as little as 6mm (approximately 1/4 inch) of depth making them well-suited for small joint tissue repair. ROC suture fasteners are not forced, hammered or screwed into the bone and therefore are particularly suitable for placement in smaller, more fragile bones. ROC suture fasteners are polymer-based and can be removed and replaced with another ROC suture fastener in the event a revision or a second surgery is required. Based on its existing designs, the Company is developing and currently testing next generation suture fasteners using bioabsorbable composites, which degrade and absorb into surrounding tissue, and collagen-based biomaterial composites, which remodel into surrounding tissue. In addition, the Company is pursuing opportunities to apply its core technologies outside of orthopaedics in areas such as uro/gynecology, maxillo-facial trauma repair and plastic surgery.

Current Products and Applications

The Company currently markets a family of suture fastener products cleared by the FDA for clinical applications for the shoulder, knee, wrist, hand and ankle. In addition, the Company markets a family of arthroscopic instruments, including the IDeal Suture Grasper and the IDeal Knot Pusher. All of the Company's current products have received 510(k) clearance or have been exempted by the FDA from the 510(k) clearance process. The following chart sets forth the product release date, current applications and features and benefits of the Company's current products:

---------------------------- -------------------- ------------------------------- --------------------------------------------
                                  Initial                    Current
          Product               Release Date               Applications                     Features and Benefits
          -------               ------------               ------------                     ---------------------
---------------------------- -------------------- ------------------------------- --------------------------------------------

2.8mm ROC                    March 1995           shoulder, knee, foot            * all polymer design
Suture Fastener                                   and ankle                       * revisable
                                                                                  * available for open and arthroscopic repair

---------------------------- -------------------- ------------------------------- --------------------------------------------
3.5mm ROC                    May 1994             shoulder, knee, foot            * primary fastener for soft bone
Suture Fastener                                   and ankle                       * revision fastener for 2.8mm ROC
                                                                                  * all polymer design
                                                                                  * revisable
                                                                                  * available for open and arthroscopic repair
---------------------------- -------------------- ------------------------------- --------------------------------------------
1.9mm ROC                    April 1996           shoulder, hand and wrist        * primary fastener for small bones
Suture Fastener                                                                   * all polymer design
                                                                                  * revisable
                                                                                  * 5mm fastener length
---------------------------- -------------------- ------------------------------- --------------------------------------------
2.3mm ROC                    May 1996             shoulder, hand and wrist        * revision fastener for 1.9mm ROC
Suture Fastener                                                                   * all polymer design
                                                                                  * revisable
                                                                                  * 5mm fastener length
---------------------------- -------------------- ------------------------------- --------------------------------------------
3.5mm ROC XS                 May 1996             shoulder                        * primary fastner for soft bone
Suture Fastener                                                                   * revision fastener for 3.5mm ROC
                                                                                  * all polymer design
---------------------------- -------------------- ------------------------------- --------------------------------------------
IDeal Suture                 January 1995         open and arthroscopic           * 15, 30, 45 and 60 degree angles
Grasper                                           tissue suturing                 * arthroscopically sutures tissue
                                                                                  * without needle
---------------------------- -------------------- ------------------------------- --------------------------------------------
IDeal Knot                   September 1994       open and arthroscopic knot      * delivers all types of knots
Pusher                                            tying                           * tip spreads to tighten knots
---------------------------- -------------------- ------------------------------- --------------------------------------------
3.5mm ROC                    November 1996        bladder neck suspension         * all polymer design
                                                                                  * revisable
                                                                                  * available for arthroscopic repair
---------------------------- -------------------- ------------------------------- --------------------------------------------
3.5mm ROC XS                 February 1997        bladder neck suspension         * all polymer design
                                                                                  * added holding strength in soft bone
---------------------------- -------------------- ------------------------------- --------------------------------------------
6mm COR set                  September 1996       grafting of bone plugs in the   * cutter allows for precise cutting of bone
                                                                                  * plugs
                                                  knee                            * bone plugs are cleanly transferred to
                                                                                    donor site
                                                                                  * no handling of plugs required
---------------------------- -------------------- ------------------------------- --------------------------------------------
Soft Tissue Retractor        December 1995        establishing surgical site      * stainless steel design
                                                  for open surgical procedures    * multiple size and location retractor arms
                                                                                  * clears surgical view
---------------------------- -------------------- ------------------------------- --------------------------------------------

The Company markets its fasteners and instruments as part of its complete IDeal Arthroscopic Tissue Repair System, but each of the components may be purchased separately. The Company also offers customized, reusable drill guides, drills, ROC handles and awls as part of its standard instrument set used to deploy the ROC family of suture fasteners. The Company markets this instrument set in a standard tray which is universal to all the ROC suture fasteners. The universal tray allows the hospital to standardize its soft tissue fixation using a single cost effective instrument set.

In October 1996, the Company launched the Innovasive COR System which facilitates the open or arthroscopic repair of articular cartilage defects using bone grafting techniques.

Product Development

The Company has a variety of new products in various stages of development designed to address a number of clinical needs. The Company does not currently have FDA clearance to market any of these products, other than the bladder neck suspension products described below. See "- Non-Arthroscopy/Sports Medicine Applications."

Next Generation Suture Fasteners

Bioabsorbable ROC Suture Fasteners. The Company has been developing bioabsorbable suture fasteners employing the ROC technology. Suitable bioabsorbable materials have been identified, fasteners have been manufactured and pre-clinical testing is under way. The goal is to develop a suture fastener with mechanical properties similar to the ROC fastener in a format that will degrade and absorb into surrounding tissue after the damaged tissue has securely reattached to the bone.

Collagen Biomaterial Tissue Repair System. The Company has a collaborative agreement with Collagen Corporation to develop tissue repair systems using the biomaterial collagen. Products are being designed to degrade into by-products which will be reincorporated, or remodeled, into surrounding tissues, such as cartilage or bone. The initial project, a collagen suture fastener, is in pre-clinical testing.

Meniscal and Cartilage Repair

The meniscus is a pad of spongy cartilage tissue which acts as a shock absorber between the two major bones which form the knee. The surfaces of the knee bones are covered by articular cartilage that also cushion the joint. Tears of the meniscus and damage to the articular cartilage are two common orthopaedic injuries. Conventional techniques for meniscal and cartilage repair may be rather tedious, time-consuming and accompanied by risks of complications.

Meniscal Repair. Tears of the meniscus are currently treated primarily by arthroscopic menisectomy, the removal of torn tissue. Partial menisectomies can be performed in a matter of minutes with limited risks of complications and often result in short-term functional improvements of the knee due to the removal of attached and detached tissue fragments. However, menisectomies may lead to greater knee instability and accelerate the onset of degenerative knee disease. An alternative treatment for tears of the meniscus is meniscal suture repair, which involves the repeated passing of long needles and suture through the tight confines of the knee joint to reapproximate the torn tissue.

The Company intends to expand its product offering to knee applications with the development of an arthroscopic system designed to repair the torn meniscus. This product is currently in pre-clinical testing and is designed to replace current suturing techniques.

Non-Arthroscopy/Sports Medicine Applications

The Company believes that a significant market opportunity is available for its existing products and core proprietary technologies outside of the arthroscopy/sports medicine market. The Company has received FDA clearance to market its ROC XS suture fastener for the uro/gynecological application set forth below and will seek FDA clearance for its devices for the other non-arthroscopy/sports medicine applications. No assurance can be given as to when or whether the Company will receive such clearances.

Uro/Gynecology. Female urinary incontinence can result when the bladder sags from its original position and alters the architecture of the urinary retention structures within the urinary tract. Pain and reproductive problems can occur when the uterus sags from its normal position and impinges upon adjacent tissue structures. The Company believes that its suture fasteners can be delivered in an open or minimally invasive laparascopic approach to attach and elevate the sagging bladder neck or uterus to the pubic bone. The Company intends to seek a marketing partner to distribute the bladder neck suspension products, allowing the Company to concentrate on its core market.

Reconstructive and Endoscopic Plastic Surgery. Reconstructive plastic surgery typically requires the reattachment of bone and tissue to surrounding bone. Occasionally, tissue must be removed and replaced for aesthetic considerations. The Company believes its proprietary fixation technology can be developed to provide a means to reattach bone and tissue structures using conventional or biomaterial fracture fixation plates. The Company also believes that suture fasteners using its proprietary ROC technology in a minimally invasive endoscopic procedure can be developed to attach sagging tissue which cause facial wrinkles. If products are developed for endoscopic plastic surgery using Collagen Corporation's proprietary technology, Collagen Corporation would have the right to distribute such products under its distribution agreement with the Company. See "Business-Relationship with Collagen Corporation."

Research and Development

The Company's objective is to continue to develop innovative products for the sports medicine/arthroscopy market and to maximize the potential of its core proprietary technology in nonorthopaedic markets. The Company's research and development department currently consists of six engineers with substantial design experience in the field of arthroscopy. During the fiscal year ended December 31, 1996 and 1995, the Company incurred expenses of $2.7 million and $1.6 million, respectively, in connection with its research and development efforts.

The Company's research and development department is continually engaged in assessing new tissue repair device technologies and techniques which are applicable to the Company's business strategy. The research and development engineers spend a significant amount of time with surgeon advisors and members of the Company's Medical Advisory Board in evaluating new product ideas. The Company has collaborative arrangements with university-based research centers for pre-clinical design testing. In the future, the Company's research and development efforts may include the identification of new technologies developed by others and the acquisition or licensing of new technologies and product lines and extensions.

Sales and Marketing

The Company's sales and marketing strategy is to focus its efforts on arthroscopic/sports medicine surgeons through a combination of direct sales calls, clinical workshops and presentations at medical arthroscopic surgeons and sports medicine specialists. The Company's clinical sales agents and marketing personnel meet with surgeons to conduct product demonstrations, attend surgical procedures and provide training. Sales and marketing personnel also attend numerous domestic and foreign medical conventions each year where they exhibit and demonstrate the Company's products.

The Company markets its products to surgeons in the United States through a network of ten clinical employee sales representatives, 55 independent sales agents and three regional sales managers. In addition to its field sales force, as of March 3, 1997 the Company employed a staff of eleven corporate marketing, sales and customer service support staff employees. This staff manages clinical training workshops, sales management, print and video promotion, sales data analysis, convention management and international marketing. The Company ships to and invoices its hospital customers directly.

The Company markets its products internationally through established distributors of orthopaedic medical devices. The Company's products are sold directly to stocking distributors who sell the products to hospitals and clinics. For the year ended December 31, 1996, international sales accounted for 26.8% of net sales.

The Company also works with a Clinical Advisory Group (the "CAG") of twenty surgeons located across the United States. The members of the CAG are opinion leaders in the field of arthroscopy and sports medicine and are affiliated with professional athletic teams, collegiate athletic departments and major orthopaedic hospitals. The Company relies on the CAG to conduct workshops at which new surgeons train on the use of the Company's products, evaluate products clinically prior to their general market release, present the Company's products at conferences, assist in creating training videos and advise the Company on new surgical and product techniques.

Manufacturing and Quality Control

The manufacture of the Company's devices and instrument consists of inspection, assembly, testing and packaging of components that have been molded, machined or manufactured to the Company's specifications by outside contractors. The Company maintains a high level of quality control and inspects each lot of components to ensure that they comply with the Company's exacting specifications. The Company abides by the FDA's Good Manufacturing Practices and the requirements of foreign regulatory agencies. Samples of sterilized products are sent to a certified laboratory to validate that sterilization procedures have been adequately performed. After this validation, the products are shipped to customers.

Most purchased components are available from more than one vendor. For certain of these components, there are relatively few alternative sources of supply and establishment of additional or replacement suppliers for such components cannot be accomplished quickly. Many components are injection molded using Company owned molds. Many polymer components have only one mold and replacement of the molds can take 12 to 16 weeks. Any bioabsorbable materials used in future products will likely be available from a single source. Any supply interruption from single source vendors could have a material adverse effect on the Company's ability to supply products.

There is risk that certain suppliers may terminate sales of certain materials to companies that manufacture medical devices in an attempt to limit their potential product liability exposure. If the polymers which are used to manufacture the Company's ROC suture fasteners become unavailable, the Company would be required to identify a new polymer material for the suture fasteners and certify the quality and suitability of the new material. In addition, a new 510(k) clearance would have to be obtained to market products manufactured from the new materials. This process could take a substantial period of time and there is no assurance that the Company would be able to identify, certify or obtain clearance for the new polymer based fasteners.

Relationship with Collagen Corporation

The Company is a party to a Research and Development Agreement, a Manufacturing and Supply Agreement and a Distribution Agreement with Collagen Corporation, a leading developer of implantable bovine collagen. Pursuant to these agreements, the Company and Collagen Corporation have crosslicensed their respective technologies relating to collagen materials and medical devices. Collagen Corporation holds approximately 11.6% of the Company's Common Stock. Pursuant to an agreement among the Company and certain of its stockholders, Collagen Corporation has the right to designate one member of the Company's Board of Directors so long as it holds at least five percent of the Company's outstanding Common Stock on a fully-diluted basis. Howard D. Palefsky, Chairman of the Board of Collagen Corporation, currently serves as Collagen Corporation's designee on the Company's Board of Directors.

Under the Research and Development Agreement, the Company and Collagen Corporation have agreed to undertake the joint development of suture fasteners made from collagen-based materials, to be funded by the Company up to certain amounts as specified in an agreed project plan. The Research and Development Agreement contemplates subsequent development of collagen-based tissue fixation devices if the parties can agree on a project plan and budget for their development. Any technology jointly developed pursuant to a project plan is to be owned jointly by the parties. Until October 17, 2000, the parties have agreed to work exclusively together with respect to the development of products covered by the agreement. With respect to products for which a project plan has been approved by the parties prior to October 17, 2000 and for which there is funding through completion of development, Collagen Corporation and the Company have agreed not to commence the development of competing products until after the second anniversary of the first commercial sale of such products.

The Manufacturing and Supply Agreement provides that Collagen Corporation will be the exclusive supplier to the Company for products manufactured from collagen and developed under the Research and Development Agreement. If Collagen Corporation is unable to supply such products, the Company is entitled to develop a second source of supply. The Manufacturing and Supply Agreement remains in effect with respect to a product until either the Distribution Agreement between Collagen Corporation and the Company relating to such product terminates or expires or until the Manufacturing Agreement is terminated by reason of default or as the result of the bankruptcy or insolvency of a contracting party.

The Distribution Agreement provides that Collagen Corporation will have exclusive distribution rights to the Company's 3.5mm, 2.8mm and 1.9mm ROC suture fasteners and collagen-based products developed under the Research and Development Agreement which are labeled for facial plastic surgery or dermatology applications. Under the agreement, the Company will have exclusive distribution rights to collagen-based products developed under the Research and Development Agreement which are labeled for orthopaedic applications. Each party must sell a minimum number of units of products in its exclusive field to maintain exclusivity; otherwise, the other party gains co-exclusive rights to market and distribute products in that field. Under the agreement, a distributing party will purchase products from a manufacturing party at various discounts from the actual average selling price of the products, and Collagen Corporation is required to pay royalties to the Company with respect to Collagen Corporation's net sales or products for which development was funded by the Company pursuant to the Research and Development Agreement.

Patents and Proprietary Technology

The Company believes that a key element of its competitive advantage depends on its ability to develop and maintain proprietary aspects of its technology. To this end, the Company files patent applications to protect technology, inventions and improvements that it believes are significant to the growth of its business. As of March 21, 1997 the Company had 8 issued patents and more than 50 U.S. and foreign patent applications pending. These issued patents and pending patent applications cover its radial osteo compression (ROC) technology, surgical tools and methods, its COR cartilage repair technology, and various surgical tools, systems and methods. In 1996, the Company received a notice alleging that instruments based on one of its patents may infringe the patent of a third party. The only products currently manufactured by the Company using the Company's patent are its knot pusher and laparascopic scissors. Based on advice of its patent counsel, the Company does not believe that its knot pusher or laparascopic scissors infringe the cited third party patent and intends to defend vigorously its position. The Company has not received any further notices relating to this claim after the Company's initial response. However, should one arise, the Company may not be able to successfully defend against an infringement claim and there can be no assurance that the Company will not become subject to other patent infringement claims or litigation or interference proceedings. Moreover, there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents and will not obtain additional proprietary rights relating to materials or processes used or proposed to be used by the Company. Accordingly, there can be no assurance that the Company's products have not, do not or will not infringe any patents or other proprietary rights of third parties.

The Company typically requires its employees, consultants and advisors to execute appropriate confidentiality agreements in connection with their employment, consulting or advisory relationships with the Company. The Company also typically requires its employees, consultants and certain advisors to agree to disclose and assign to the Company all inventions conceived of on Company time, using Company property or which relate to the Company's business. There can be no assurance, however, that the foregoing agreements will effectively prevent disclosure of the Company's confidential information or provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology.

Competition

The Company faces strong competition in the marketplace from metal bone anchors sold by large corporations with orthopaedic divisions. Mitek Surgical Products, Inc. ("Mitek"), a division of Johnson & Johnson, the Zimmer and Linvatec divisions of Bristol-Meyers Squibb Company, Dyonics, Inc. ("Dyonics"), a subsidiary of Smith & Nephew, Inc., and Arthrotek Inc., a division of Biomet, Inc., all compete in the Company's market with metal suture anchors. Dyonics currently sells an all plastic design as well as a bioabsorbable suture fastener. These competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than the Company. Mitek, which sells a metal barbed anchor, currently has the largest share of the suture fastener market. In addition, Mitek recently introduced a bioabsorbable anchor. The Company also faces competition from smaller companies developing new metallic anchor systems, including Arthrex Inc., Li Medical, Inc. and Orthopaedic Biosystems Ltd., Inc.

The Company believes that its products compete favorably against its competitions based on a number of factors, including the Company's proprietary radial osteo compression design which permits adequate holding strength in both large and small bones and can be modeled from plastic, bioabsorbable polymers and biomaterial; the revisability of the Company's fasteners; the availability of a proprietary arthroscopic delivery system for its products; and the small profile of the Company's products when inserted into bone, which permits its fasteners to be deployed in the small bones of the wrist, hand, ankle and foot. However, there can be no assurance that the Company's competitors will not succeed in developing products and technologies that are more effective or less costly than those that have been or may be developed by the Company.

Government Regulation

Clinical testing, manufacture and sale of the Company's products, including the ROC suture fasteners, the IDeal suture graspers and IDeal knot pusher are subject to regulation by the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request repair, replacement of refund of the cost of any device manufactured or distributed by the Company.

In the United States, medical devices are classified into one of three classes (i.e., Class I, II, or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.,g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices).

Before a new device can be introduced in the market, the Company must generally obtain FDA clearance through a 510(k) notification or approval of a Premarket Approval (a "PMA"). A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or a Class III medical device for which the FDA has not called for PMAs. The FDA recently has been requiring more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring submission of clinical trial data. The FDA may determine that the proposed device is not substantially equivalent to a predicate device or that additional information is needed before a substantial equivalence determination can be made. It generally takes from four to 12 months from submission to obtain 510(k) premarket clearance, but the process may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination or a request for additional information could prevent or delay the market introduction of new products that fall into this category and could have a material adverse effect on the Company's business, financial condition or results of operations. For any of the Company's devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission.

A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence which typically includes extensive information (including relevant bench tests, laboratory and animal studies and clinical trial data) to demonstrate the safety and effectiveness of the device. The PMA application also must contain a complete description of the device and its components; a detailed description of the methods, facilities and controls used to manufacture the device; and the proposed labeling, advertising literature and training materials (if any). The PMA process can be expensive, uncertain and lengthy. A number of devices for which FDA approval has been sought by other companies have never been approved for marketing. Modifications to a device that is the subject of an approved PMA, its labeling, or manufacturing process may require approval by the FDA or PMA supplements or new PMAs.

If human clinical trials of a device are required and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) will have to file an IDE application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study provided that compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

To date, all of the Company's products have received 510(k) clearance or have been exempted by the FDA from the 510(k) clearance process. The Company has made modifications to its devices which the Company believes do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice for any device modification, or would not require the Company to submit a new 510(k) notice for any of the changes made to the device. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited form marketing the modified device until the 510(k) notice is cleared by the FDA. There can be no assurance that any proposed modification will be cleared on a timely basis, if at all.

The Company anticipates that its bioabsorbable suture fasteners under development will be considered a Class II device subject to the 510(k) clearance process. Based on discussions and a written response from the FDA, the Company believes the FDA has determined that clinical data will not be required for bioabsorbable fasteners provided the material selected for the device is well characterized and known to the FDA. This includes the PLA material currently selected for the bioabsorbable fastener. To comply with the 510(k) clearance process and avoid clinical evaluation, additional testing including in-vitro and in-vivo analysis will be required. To the Company's knowledge, collagen-based medical devices currently being marketed have required PMA approval. The Company anticipates that the FDA will require clinical trial data for its biomaterial suture fastener, regardless of which regulatory path the FDA ultimately requires. There can be no assurance the FDA will not determine that the Company's future products, including the bioabsorbable and biomaterial suture fasteners now in development, must adhere to the more costly, lengthy, and uncertain PMA approval process. There also can be no assurance that the Company will obtain FDA clearance or approval for such future products on a timely basis, if at all, or that the FDA will not impose limitations on the intended use of such products as a condition of clearance or approval. Any delay in receipt of, failure to obtain, or limitations on clearance or approval could have a material adverse effect on the Company's business, financial condition or results of operation.

Any devices manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies. Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed Good Manufacturing Practices ("GMP") requirements, which include testing, control and documentation requirements. Manufacturers must also comply with Medical Devices Reporting ("MDR") requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction ware to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

The Company is subject to routine inspection by the FDA and certain state agencies for compliance with GMP requirements, MDR requirements, and other applicable regulations. In October 1996, the FDA authorized changes to the GMP regulations which will likely increase the cost of compliance with GMP requirements. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition or results of operation.

The Company is also subject to regulation in each of the foreign countries in which it sells its products in the areas of product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to the Company's products in these countries are similar to those of the FDA. The national health organization of some countries require the Company's products to be qualified before they can be marketed in those countries. The Company relies on its international distributors to comply with these requirements. To date, the Company has not experienced significant difficulty in complying with these regulations.

The Company is in the process of implementing policies and procedures which are intended to allow the Company to receive ISO 9001 certification. ISO 9001 standards for quality systems in manufacturing have been developed to ensure that companies know, on a worldwide basis, the standards of quality to which they will be held. The European Union has promulgated rules which require that medical products receive the CE mark by mid-1998. The CE mark is an intentional symbol of quality and compliance with applicable European medical device directives. Failure to receive CE mark certification will prohibit the Company from selling its products in Europe. There can be no assurance that the Company will be successful in meeting the certification requirements. ISO 9001 certification is one of the CE mark certification requirements.

The Company is subject to numerous federal, state and local laws relating to such matters as safe working conditions and environmental protection. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations.

Product Liability and Insurance

Medical device companies are subject to an inherent risk of product liability and other liability claims in the event that the use of their products results in personal injury. The Company maintains liability insurance coverage in the amounts deemed appropriate by management based upon the nature and risks of its business in general and its actual experience to date. There can be no assurance that a future claim will not exceed insurance coverage or that such coverage will continue to be available. In addition, any substantial increase in the cost of such insurance could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

As of March 3, 1997, the Company employed 62 individuals, 12 of whom were engaged in research and development and regulatory, 17 in manufacturing and quality assurance and 33 in marketing, sales and administrative positions. The Company also contracts with outside consultants. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

Item 2.  Properties

The Company's facility is located in Marlborough, Massachusetts and contains approximately 28,000 square feet, which is divided equally between offices, manufacturing and expansion space. The facility is leased through May 2002. The Company has options to renew the lease for a total of six additional years and has a right of first offer on additional space in the building.

Item 3.  Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded in the over-the-counter market on The Nasdaq National Market under the symbol IDEA. The table below lists the quarterly range of the high and low per share closing bids of the Company's Common Stock on the Nasdaq National Market during the periods indicated.

FISCAL PERIOD                      HIGH               LOW
-------------                     -------             ---
Third Quarter - 1996 (1)          $12 1/2             $8
Fourth Quarter - 1996               9 1/2              6 7/8

(1) The Company's Common Stock began trading on the Nasdaq National Market on June 6, 1996, the date of the commencement of the Company's initial public offering.

The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain all earnings for the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

On March 20, 1996 there were 97 stockholders of record of the Company's common stock.

Item 6.  Selected Financial Data

                                                                          Years Ended December 31,
                                      --------------------------------------------------------------------------------------------
                                          1996               1995              1994              1993              1992
                                          ----               ----              ----              ----              ----
                                                                    (in thousands, except per share data)
Statement of Operations Data:

Net sales (1)                          $ 4,353            $ 1,234             $ 244             $ 126              $ 344
Cost of sales                            1,611              1,000               465               263                  -
                                      --------           --------          --------          --------           --------

Gross profit (loss)                      2,742                234              (221)             (137)               344

Selling, general and administrative
  expenses                               4,922              2,435             1,533               914                580
Research and development
  expenses (2)                           2,667              1,597             1,172               922              2,589
                                      --------           --------          --------          --------           --------
Loss from operations                    (4,847)            (3,798)           (2,926)           (1,973)            (2,825)
Interest income (expense), net             785                 64                34              (238)                 1
                                      --------           --------          --------          --------           --------
Net loss                              $ (4,062)          $ (3,734)         $ (2,892)         $ (2,211)          $ (2,824)
                                     =========           ========          ========          ========           ========
Pro forma net loss per share (3)     $   (0.63)          $  (0.76)
                                     =========           ========

Shares used in computing pro forma
 net loss per share                      6,465              4,939
                                     =========           ========

                                                                                   December 31,
                                      --------------------------------------------------------------------------------------------
                                          1996               1995              1994               1993              1992
                                          ----               ----              ----               ----              ----
                                                                        (in thousands)

Balance Sheet Data:

Cash and cash equivalents            $  12,825          $   5,052        $    2,051          $     294         $     408
Working capital                         22,841              4,857             1,628             (3,835)             (409)
Total assets                            25,363              6,399             3,099                869               639
Long-term note payable, less
     current portion                         -                  -                 -                  -               906
Mandatorily redeemable convertible
     preferred stock                         -             13,970             6,993                  -                 -
Stockholders' equity (deficit)        $ 23,788          $  (8,501)        $  (4,759)         $  (3,426)        $  (1,189)


(1) Sales amount for the year ended December 31, 1992 represents amounts received pursuant to a collaborative research and development arrangement.

(2) Includes research and development costs payable to a related party of $664 in 1996 and $265 in 1995, and a charge of $1,700 in connection with a termination of a development agreement in 1992.

(3)    See Note 1 of Notes to Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

Since its inception, Innovasive Devices has been primarily engaged in the development, manufacture and marketing of proprietary devices and instrumentation which facilitate the reattachment of soft tissue structures, such as ligaments and tendons, to bones and other tissues. The Company has a limited operating history and has expended significant resources to fund research and development, the establishment of its manufacturing capabilities and the expansion of its marketing and sales efforts. The Company's sales have been principally derived from the sale of its family of ROC tissue fasteners and related surgical instrumentation. The Company commenced commercial shipments of its first ROC fastener during 1994 and has since expanded its product offering to include the Ideal Arthroscopic Suture Fastener System, the ROC XS and Mini ROC suture fasteners and the Innovasive COR system for the repair of osteochondral defects.

Forward-looking statements in this report are made pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements regarding the Company's revenues, earnings, future plans and objectives are subject to risk and uncertainties that could cause the actual results to vary materially. These risks include the receipt of regulatory approvals, progress of product development programs, clinical efficacy of and market demand for products, as well as those factors set forth in Exhibit 99 of this Annual Report.

Results of Operations

Years Ended December 31, 1996 and 1995

Net sales increased to $4.4 million for the year ended December 31, 1996 from $1.2 million for the year ended December 31, 1995. Sales of ROC suture fasteners and related surgical instruments increased to $4.1 million for the year ended December 31, 1996 from $1.1 million for the year ended December 31, 1995. The introduction of additional ROC suture fasteners and the expansion of the direct sales force contributed to the increase in domestic sales, which increased to $3.2 million from $1.0 million in the prior year. In the second quarter of 1996, the Company introduced the ROC XS and Mini-ROC suture fasteners, extending its ROC suture fastener product line. In the fourth quarter of 1996, the Company introduced the COR system, an articular cartilage repair system, which represents an expansion of its product offerings from shoulder and small joint applications to a third clinical area, the knee. International sales, which are denominated in US dollars, increased to $1.2 million from $188,000 in the prior year primarily due to the expansion of the product offering and the addition of international distributors. The $1.2 million of international sales for the year ended December 31, 1996 were derived from Japan (48.4%), Europe (36.4%) Africa (10.2%) and other countries (5.0%). The $188,000 of international sales for the year ended December 31, 1995 were derived from Europe (88.0%) and Africa (12.0%).

Gross profit increased to $2.7 million for the year ended December 31, 1996 from $234,000 for the year ended December 31, 1995. As a percentage of net sales, gross profit increased to 63.0% for the year ended December 31, 1996 from 19.0% for the year ended December 31, 1995. The increase in gross profit was primarily the result of increased sales of ROC suture fasteners and improved manufacturing efficiencies from increased production levels.

Selling, general and administrative expenses increased to $4.9 million for the year ended December 31, 1996 from $2.4 million for the year ended December 31, 1995. The increase resulted primarily from the expansion of the domestic direct sales force, increased salary and travel costs, higher aggregate selling commissions resulting from higher sales volume, increased sample expenses and the increased costs associated with operating as a public company.

Research and development expenses increased to $2.7 million for the year ended December 31, 1996 from $1.6 million for the year ended December 31, 1995. The increase was primarily attributable to the collaborative development effort with Collagen Corporation, product development costs associated with the meniscal repair and bioabsorbable programs, patent preparation and filing costs, and salary related expenses.

Net interest income increased to $785,000 for the year ended December 31, 1996 from $64,000 for the year ended December 31, 1995. The primary reason for the increase was due to the interest received on the investment of the proceeds of the initial public offering closed during the second quarter of 1996.

As a result of the foregoing, the net loss increased to $4.1 million for the year ended December 31, 1996 from $3.7 million for the year ended December 31, 1995.

Years Ended December 31, 1995 and 1994

Net sales increased to $1.2 million for the year ended December 31, 1995 from $244,000 for the year ended December 31, 1994. Sales of ROC suture fasteners and related surgical instruments increased to $1.1 million for the year ended December 31, 1995 from $163,000 for the year ended December 31, 1994. Sales of these products represented 92.7% and 66.7% of net sales in 1995 and 1994, respectively. The remaining sales for each year were derived from the sales of laparoscopic scissors to a marketing partner.

Gross profit increased to $234,000 for the year ended December 31, 1995 from a loss of $221,000 for the year ended December 31, 1994. As a percentage of net sales, gross profit was 19.0% and (90.6)% in 1995 and 1994, respectively. The improvement in gross profit was primarily due to the higher sales volume of the ROC suture fasteners and related instruments.

Selling, general and administrative expenses increased to $2.4 million for the year ended December 31, 1995 from $1.5 million for the year ended December 31, 1994. This increase was primarily attributable to the establishment of a direct sales force in the United States and increased sales commissions on the higher sales volume.

Research and development expenses increased to $1.6 million for the year ended December 31, 1995 from $1.2 million for the year ended December 31, 1994. This increase was primarily a result of the Company's collaborative development effort with Collagen Corporation and an increase in personnel related expenses.

Net interest income increased to $64,000 for the year ended December 31, 1995 from $34,000 for the year ended December 31, 1994. Interest income decreased to $84,000 for the year ended December 31, 1995 from $125,000 for the year ended December 31, 1994 due to lower average cash balances. However, lower interest income was offset by a reduction in interest expense to $20,000 for the year ended December 31, 1995 from $91,000 for the year ended December 31, 1994. Interest expense related to notes payable which were converted into the Company's Common Stock.

Net loss increased to $3.7 million for the year ended December 31, 1995 from $2.9 million for the year ended December 31, 1994.

Liquidity and Capital Resources

As of December 31, 1996, the Company had cash, cash equivalents and marketable securities of $22.7 million as compared to a balance of $5.1 million on December 31, 1995. The increase in the balance is primarily the result of the proceeds of $21.5 million from the Company's initial public offering of 1,900,000 shares of common stock completed in June 1996. Cash used in the Company's operations increased to $4.2 million for the year ended December 31, 1996 from $3.3 million for the year ended December 31, 1995. The increase in cash used in operations was due primarily to the impact of increased sales offset by higher cash requirements associated with building the direct sales force, expanding the new product development effort, operating as a public company for a portion of 1996 and an increased investment in working capital to support the growth of the business.

The Company's future liquidity and capital requirements will depend upon the progress of the research and development programs, regulatory matters and the expansion of its manufacturing capabilities to satisfy increasing volume requirements. In addition, the Company's capital requirements will depend upon, among other factors, the timing the of establishment of effective sales channels in the United States and abroad and the extent to which the Company's products gain market acceptance. Therefore the Company cannot provide assurances that it will not require additional financing in the future. If additional financing is necessary, the Company would seek to raise these funds through bank facilities or debt or equity offerings. There can be no assurance that such funds would be available on terms acceptable to the Company.

Item 8.  Financial Statements and Supplementary Data

                           INNOVASIVE DEVICES, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                     Page
                                                                                     ----
Report of Independent Accountants                                                     19

Balance Sheet at December 31, 1996 and 1995                                           20

Statement of Operations for the three years ended December 31, 1996                   21

Statement of Stockholders' Equity (Deficit) for the three years ended                 22
     December 31, 1996

Statement of Cash Flows for the three years ended December 31, 1996                   23

Notes to Financial Statements                                                         24

Financial Statement Schedule:

II.  Valuation and Qualifying Accounts and Reserves for the three                     48
       years ended December 31, 1996


All other schedules are omitted because they are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Innovasive Devices, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Innovasive Devices, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Boston,  Massachusetts
February 19, 1997

                           INNOVASIVE DEVICES, INC.

                                 BALANCE SHEET
                       (In thousands, except share data)

ASSETS                                                                          December 31,
                                                             -----------------------------------------------
                                                                    1996                        1995
                                                             --------------------       --------------------
Current assets:
     Cash and cash equivalents                                           $ 12,825                   $  5,052
     Marketable securities                                                  9,861
     Accounts receivable, net of allowance for                                759                        283
        doubtful accounts of $89 and $50 at
        December 31, 1996 and 1995, respectively
     Inventories                                                              859                        405
     Prepaid expenses                                                         112                         48
                                                             --------------------        -------------------
         Total current assetts                                             24,416                      5,788
     Fixed assets, net                                                        922                        599
     Other assets, net                                                         25                         12
                                                             --------------------        -------------------
                                                                        $  25,363                   $  6,399
                                                             ====================        ===================

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                   $     628                   $    459
     Accounts payable to related party                                        170                        265
     Accrued expenses                                                         387                        140
     Accrued payroll                                                          390                         66
                                                             --------------------        -------------------
         Total current liabilities                                          1,575                        930
                                                             --------------------        -------------------
Mandatorily redeemable convertible
 preferred stock                                                                -                     13,970
                                                             --------------------        -------------------
Stockholders' equity (deficit):
     Preferred stock, $.01 par value; 1,000,000 shares
         authorized; no shares issued and outstanding                           -                          -
     Common stock, $.0001 par value;
         shares authorized: 15,000,000;
         shares issued: 7,260,408 at December 31, 1996,
         1,815,922 at December 31, 1995;
         shares outstanding: 7,260,408 at December 31, 1996,
         1,811,478 at December 31, 1995                                         1                          1
     Additional paid-in capital                                            39,789                      3,459
     Accumulated deficit                                                  (16,002)                   (11,936)
                                                             --------------------        -------------------
                                                                           23,788                     (8,476)
     Less - cost of 4,444 shares of common stock
         held in treasury at December 31, 1995                                  -                        (25)
                                                             ---------------------       -------------------
           Total stockholders' equity (deficit)                             23,788                    (8,501)
Commitments (Note 12)                                                            -                         -
                                                              --------------------       -------------------
                                                                         $  25,363                  $  6,399
                                                              ====================       ===================

   The accompanying notes are an integral part of the financial statements.

                           INNOVASIVE DEVICES, INC.

                            STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                                                               Year Ended December 31,
                                                             -------------------------------------------------------
                                                                    1996                  1995                  1994
                                                                    ----                  ----                  ----
Net sales                                                         $4,353                $1,234                  $244

Cost of sales                                                      1,611                 1,000                   465
                                                             -----------            ----------            ----------
     Gross profit (loss)                                           2,742                   234                  (221)

Selling, general and  administrative
expenses                                                           4,922                 2,435                 1,533
Research and development                                           2,003                 1,332                 1,172
Research and development - related party                             664                   265                     -
                                                             -----------            ----------            ----------

     Loss from operations                                         (4,847)               (3,798)               (2,926)

Interest income                                                      785                    84                   125
Interest expense                                                       -                   (20)                  (91)
                                                             -----------            ----------            ----------

     Net loss                                                    $(4,062)              $(3,734)              $(2,892)
                                                             ===========            ==========            ==========

         Unaudited pro forma net loss
              per share (Note 1)                                 $( 0.63)              $( 0.76)
                                                             ===========            ==========
         Shares used in computing net loss
              per share                                            6,465                 4,939
                                                             ===========            ==========


   The accompanying notes are an integral part of the financial statements.

                           INNOVASIVE DEVICES, INC.

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (In thousands, except share data)

                              Series A and
                                Series B
                               mandatorily
                               redeemable                           Stockholders' Equity (Deficit)
                               convertible      ----------------------------------------------------------------------
                             preferred stock      Common Stock
                          -------------------   ---------------
                                                Number           Additional                             Total
                            Number of              of      Par     paid-in   Accumulated  Treasury    stockholder's
                             shares    Amount   shares    value    capital     deficit      stock     equity (deficit)
                          -----------  ------   ------    -----  ----------  -----------  --------    ----------------
Balance at
  December 31, 1993                -  $     -  1,120,890  $   1  $   1,895    $ (5,297)     $  (25)         $  (3,426)

Issuance of Series A
  mandatorily redeemable
  convertible preferred
  stock, net of issuance
  costs of $42
  (Note 7)                 3,656,364    5,991
Issuance of Series A
  mandatorily redeemable
  convertible preferred
  stock upon conversion
  of convertible notes
  payable (Note 7)           603,973      997
Issuance of common stock
  upon conversion of
  convertible notes
  payable (Note 7)                               695,032      -      1,564                                      1,564
Accretion of Series A
  mandatorily redeemable
  convertible preferred
  stock to redemption
  value                                     5                                       (5)                            (5)
Net loss                                                                        (2,892)                        (2,892)
                           ---------  ------- ---------- ------ ---------- ------------ ----------- ------------------
Balance at
  December 31, 1994        4,260,337    6,993  1,815,922      1      3,459      (8,194)        (25)            (4,759)

Issuance of Series B
  mandatorily redeemable
  convertible preferred
  stock, net of issuance
  costs of $31
  (Note 7)                 3,271,030    6,969
Accretion of Series A and
  Series B mandatorily
  redeemable convertible
  preferred stock to
  redemption value                          8                                       (8)                            (8)
Net loss                                                                        (3,734)                        (3,734)
                          ----------- -------- --------- ------ ---------- ------------ ----------- ------------------
Balance at
  December 31, 1995        7,531,367   13,970  1,815,922      1      3,459     (11,936)        (25)            (8,501)

Issuance of Series B
  mandatorily redeemable
  convertible preferred
  stock, net of issuance
  costs of $20 (Note 7)      442,235      927
Accretion of Series A
  and Series B mandatorily
  redeemable convertible
  preferred stock to
  redemption value                          4                                       (4)                            (4)
Issuance of common stock
  under stock option plan                          5,111      -          9                                          9
Conversion of Series A
  and Series B manditorily
  convertible preferred
  stock into common stock
  (Note 7)                (7,973,602) (14,901) 3,543,819      -     14,901                                     14,901
Issuance of common stock,
  net of issuance costs
  of $2,305                                    1,895,556      -     21,420                      25             21,445
Net loss                                                                        (4,062)                        (4,062)
                          ----------- -------- --------- ------ ---------- ------------ ----------- ------------------
Balance at
  December 31, 1996                 -  $     - 7,260,408  $   1  $  39,789  $  (16,002)  $       -           $ 23,788
                          =========== ======== ========= ====== ========== ============ =========== ==================

    The accompanying notes are an integral part of the financial statements

                           INNOVASIVE DEVICES, INC.

                            STATEMENT OF CASH FLOWS
                       (In thousands, except share data)

                                                                                                December 31,
                                                                      --------------------------------------------------------------

                                                                                    1996                  1995                  1994

                                                                      ------------------    ------------------   -------------------

Cash flows from operating activities

  Net loss                                                                    $  (4,062)            $  (3,734)            $  (2,892)

  Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:
     Depreciation and amortization                                                   273                   202                   137

     Changes in assets and liabilities:
        Accounts receivable                                                        (476)                 (213)                  (24)

        Inventories                                                                (454)                  (67)                 (234)

        Prepaid expenses                                                            (64)                  (14)                  (18)

        Other assets                                                                (13)                     1                   (5)

        Accounts payable                                                             169                   205                  (72)

        Accounts payable to related party                                           (95)                   265
        Accrued expenses                                                             247                    30                    51

        Accrued payroll expense                                                      324                    30                    15

                                                                      ------------------    ------------------   -------------------

Net cash used for operating activities                                           (4,151)               (3,295)              (3,042)

Cash flows from investing activities
  Purchases of fixed assets                                                        (596)                 (208)                (329)
  Purchases of marketable securities                                             (9,861)                     -                    -
                                                                      ------------------    ------------------   -------------------


Net cash used for investing activities                                          (10,457)                 (208)                 (329)


Cash flows from financing activities
     Proceeds from issuance of preferred stock,
          net of issuance costs                                                      927                 5,968                 5,991

     Proceeds from issuance of common stock,
          net of issuance costs                                                   21,454                     -                     -

     Principal payments on note payable                                                -                 (464)                 (863)

     Proceeds from issuance of convertible note payable                                -                 1,000                     -

                                                                      ------------------    ------------------   -------------------

Net cash provided by financing activities                                         22,381                 6,504                 5,128

                                                                      ------------------    ------------------   -------------------

Net increase in cash and cash equivalents                                          7,773                 3,001                 1,757


Cash and cash equivalents at beginning of period                                   5,052                 2,051                   294

                                                                      ------------------    ------------------   -------------------


Cash and cash equivalents at end of period                                    $   12,825          $      5,052           $     2,051

                                                                      ==================    ==================   ===================

Supplemental disclosure of cash flow information
     Cash paid for interest                                                   $        -          $         44           $       112

                                                                      ==================    ==================   ===================



Supplemental disclosure of non-cash financing activities:

In connection with the issuance of Series A preferred stock in 1994, holders of convertible notes payable totaling $2,454 plus accrued interest of $107 accepted 603,973 shares of Series A preferred stock and 695,032 shares of common stock as consideration for full payment of these obligations.

In connection with the issuance of Series B preferred stock in 1995, holders of convertible notes payable totaling $1,000 accepted 467,290 shares of Series
B preferred stock as consideration for full payment of these obligations.

             The accompanying notes are an integral part of these
                        condensed financial statements.

                           INNOVASIVE DEVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  Nature of Business and Summary of Significant Accounting Policies

    The Company is engaged in the research, development, manufacture and distribution of medical devices focused on less invasive, arthroscopic surgical repair, and restoration of traumatized or diseased tissue. The Company's products are sold to customers in the healthcare industry primarily in the U.S.

    Revenue Recognition, Accounts Receivable and Concentration of Credit Risk Revenue is recognized upon shipment of product. Ongoing credit evaluations of customers' financial condition are performed and collateral is not required. Concentration of credit risk with respect to accounts receivable is limited due to the number of customers comprising the Company's customer base. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

    Cash, Cash Equivalents and Marketable Securities

    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and those with maturities greater than three months are considered to be marketable securities. Marketable securities are stated at amortized cost plus accrued interest, which approximates fair value. Cash equivalents and marketable securities consist primarily of corporate debt securities, U.S. government agency obligations and money market instruments.

    The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the provision of SFAS No. 115, the Company has classified its investments as "available-for-sale" and any associated unrealized gains or losses, if material, are recorded as a separate component of equity until realized. At December 31, 1996 and 1995, any unrealized gains or losses were immaterial.

    Inventories

    Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out method.

    Fixed Assets

    Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Repair and maintenance costs are expensed as incurred.

    Income Taxes

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax expense (benefit), represents the change in the net deferred tax asset or liability balance. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

                           INNOVASIVE DEVICES, INC.

    Unaudited Pro Forma Net Loss Per Share

    Pro forma net loss per share is determined by dividing the net loss attributable to common stockholders by the weighted average number of common stock and common stock equivalents outstanding during the period, including the affect of the assumed conversion of all convertible preferred stock upon issuance. Actual conversion of the preferred stock occurred in June 1996 upon the closing of the Company's initial public offering.

    Pursuant to Securities and Exchange Commission Staff Accounting Bulletin 83, common stock options and convertible preferred stock issued at prices below the offering price per share during the twelve month period prior to the initial filing of the Company's registration statement on Form S-1 have been included in the calculation using the treasury stock method and the anticipated offering price of $12 per share of common stock, as if they were outstanding from January 1, 1995 through March 31, 1996.

    Historical net loss per share for 1994 has not been presented as the mandatorily redeemable Series A convertible preferred stock would have been omitted from the weighted average shares outstanding as it is anti-dilutive and was issued more than the twelve months prior to the initial filing of the Company's registration statement on Form S-1.

    Stock-Based Compensation

    Stock-based compensation awards to employees under the Company's stock plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. On January 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at December 31, 1996 and 1995, and the reported amounts of revenues and expenses during the three years in the period ended December 31, 1996. Actual results could differ from those estimates.

    Reclassifications

    Certain reclassifications of prior year balances have been made to conform to the current year presentation.

                           INNOVASIVE DEVICES, INC.

2.  Marketable Securities

    The amortized cost of available-for-sale securities (including accrued interest), which approximates fair value, consists of the following:

                                                            December 31,
                                           ---------------------------------------------
(In thousands)                                     1996                      1995
                                           -------------------       -------------------
Corporate debt securities                             $ 10,176              $          -
U.S. govern agency obligations                           7,154                         -
Money market instruments                                 2,817                     5,045
                                           -------------------       -------------------
     Total available for sale                           20,147                     5,045
                                           -------------------       -------------------
Less cash equivalents                                 (10,286)                   (5,045)
                                           -------------------       -------------------

     Total marketable securities                       $ 9,861                $        -
                                           ===================       ===================

    The amortized cost of the Company's investment in debt securities at December 31, 1996 was comprised of $15.7 million due in one year or less and $1.6 million due in one to two years. Due to the short-term nature of the investments, expected maturities and contractual maturities are normally the same.

    The Company did not realize any gains or losses on available-for-sale securities during the three years in the period ended December 31, 1996 as the securities have been held to maturity.

3.  Inventories

    Inventories consist of the following:

                                                      December 31,
                                     ---------------------------------------------
        (In thousands)                       1996                      1995
                                     --------------------      -------------------
        Raw materials                                $ 282                    $ 157
        Work-in-process                                117                       68
        Finished goods                                 460                      180
                                      --------------------      -------------------
                                                     $ 859                    $ 405
                                      ====================      ===================

4.  Fixed Assets

    Fixed assets consist of the following:

                                                                                December 31,
                                                Useful life      ---------------------------------------------
         (In thousands)                         in years 31             1996                     1995
                                               -----------      --------------------       ------------------
         Furniture and fixtures                   3 - 7                      $   555                  $   255
         Machinery and equipment                      5                          318                      211
         Leasehold improvements                       3                           53                       74
         Tooling                                  3 - 5                          636                      491
                                                                --------------------       ------------------
                                                                               1,562                    1,031
         Less - Accumulated depreciation
                and amortization                                                 640                      432
                                                                 -------------------      -------------------
                                                                             $  922                  $   599
                                                                 ===================      ===================

                           INNOVASIVE DEVICES, INC.

5.  Borrowings

    Note Payable

    In connection with the termination of a development agreement in December 1992, the Company executed a note payable for $2 million, payable in semi-annual payments of $488,000 beginning June 30, 1993. As no stated interest rate existed on the note payable, interest was imputed at 10% per annum. The Company recorded a charge of $1.7 million to research and development expense in 1992, representing the present value of the total consideration due. The Company made the final payment related to this liability in February 1995.

6.  Income Taxes

    The provision (benefit) for income taxes was as follows:

                                                 DECEMBER 31,
                                   -------------------------------------
(In thousands)                         1996         1995         1994
                                   -----------  -----------  -----------
Deferred tax benefit
   Federal                           $(1,337)     $(1,204)     $  (956)
   State                                (383)        (397)        (300)
                                     --------     --------     --------
Total deferred                        (1,720)      (1,601)      (1,256)
Tax asset valuation allowance          1,720        1,601        1,256
                                     --------     --------     --------
                                     $    --      $    --      $    --
                                     ========     ========     ========


    Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under SFAS 109, the benefit associated with future deductible temporary differences is recognized if it is more likely than not that a benefit will be realized. Based on historical evidence of net losses, the Company has recorded a valuation allowance that offsets all net deferred tax assets. Principal components of the deferred tax assets and liabilities included on the balance sheet at December 31, 1996 and 1995 were as follows:


                                                DECEMBER 31,
                                       ----------------------------
(In thousands)                              1996           1995
                                       -------------   ------------
Deferred tax assets:
   Net operating loss carryforwards       $ 4,093         $ 2,499
   Inventory                                  290             329
   Research and development tax
    credit                                    204             149
   Fixed assets                                79              32
   Other items                                110              47
                                          -------         -------
Gross deferred tax assets                   4,776           3,056
Deferred tax asset valuation
 allowance                                 (4,776)         (3,056)
                                          -------         -------
                                          $    --         $    --
                                          =======         =======

                           INNOVASIVE DEVICES, INC.

     A reconciliation between the amount of reported tax benefit and the amount computed using the U.S. Federal Statutory rate of 35% for 1996, 1995 and 1994 follows:

                                                 DECEMBER 31,
                                   -------------------------------------
(In thousands)                         1996         1995         1994
                                   -----------  -----------  -----------
Tax at statutory rate                $(1,422)     $(1,307)     $(1,012)
State tax, net of federal
 benefit                                (196)        (273)        (206)
Research and development credit         (107)         (19)         (65)
Other                                      5           (2)          27
                                     --------     --------     --------
                                      (1,720)      (1,601)      (1,256)
Increase in valuation allowance        1,720        1,601        1,256
                                     --------     --------     --------
                                     $    --      $    --      $    --
                                     ========     ========     ========

    The Company has U.S. Federal operating loss carryforwards of approximately $10 million and tax credit carryforwards of approximately $136,000. The operating loss and tax credit carryforwards expire in the years 2009 through 2011.

    An ownership change, as defined by Section 382 of the Internal Revenue Code, resulting from the Company's initial public offering in June 1996, will limit the utilization of net operating loss and tax credit carryforwards to approximately $3.9 million per year. Subsequent significant ownership changes could, however, further limit the utilization of these carryforwards in future years.

7.  Mandatorily Redeemable Convertible Preferred Stock

    Mandatorily redeemable convertible preferred stock consists of:

(In thousands, except share and per share data)            December 31,
                                                      ---------------------
                                                        1996         1995
                                                      --------     --------
Redeemable preferred stock:

Series A mandatorily redeemable convertible
preferred stock, $1.65 per share liquidating
preference and redemption value; $.01 par
value; no shares authorized, issued or
outstanding at December 31, 1996; 4,260,337
shares authorized, issued and outstanding at
 December 31, 1995 net of issuance costs              $   --       $ 7,000

Series B mandatorily redeemable convertible
 preferred stock, $2.14 per share
 liquidating preference and redemption
 value; $.01 par value; no shares
 authorized, issued or outstanding at
 December 31, 1996; 3,738,318 authorized and
 3,271,030 issued and outstanding at
 December 31, 1995, net of issuance costs                 --         6,970
                                                      ------       -------
Total redeemable preferred stock                      $   --       $13,970
                                                      ======       =======

                           INNOVASIVE DEVICES, INC.

    In February and March 1994, the Company issued 4,260,337 shares of Series A mandatorily redeemable convertible preferred stock ("Series A Preferred Stock") and 695,032 shares of common stock. Upon issuance of the preferred stock and the common stock, the Company received net proceeds of $6 million and converted notes payable in the amount of $2.5 million plus accrued interest of $107,000.

    In October 1995, the Company issued 3,271,030 shares of Series B mandatorily redeemable convertible preferred stock ("Series B Preferred Stock"). Upon issuance, the Company received net proceeds of $6 million and converted notes payable in the amount of $1 million which was issued in August 1995 in the form of a bridge loan.

    In January 1996, the Company issued an additional 442,235 shares of Series B Preferred Stock, resulting in net proceeds to the Company of $927,000.

    All shares of Series A and Series B Preferred Stock converted into 3,543,819 shares of common stock at the conversion ratio of 2.25 shares of Preferred Stock for each share of common stock upon the closing of the Company's initial public offering in June 1996.

8.  Stockholders' Equity

    Reverse Common Stock Split

    A 1-for-2.25 reverse stock split of the Company's common stock became effective on May 7, 1996. All shares of common stock, options and per share amounts included in the accompanying financial statements have been adjusted to give retroactive effect to the reverse stock split for all years presented.

    Initial Public Offering

    In June 1996, the Company completed an initial public offering of 1,900,000 shares of its common stock. The net proceeds to the Company were approximately $21.5 million.

    Preferred Stock

    On April 3, 1996, the stockholders of the Company authorized 1,000,000 shares of $0.01 par value preferred stock. Preferred stock may be issued at the discretion of the Board of Directors of the Company (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine from time to time. The preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights which may be more expansive than the rights of the holders of common stock.

    Treasury Stock

    Common stock held in treasury at December 31, 1995 represents the Company's repurchase of common stock at cost. These shares were reissued in conjunction with the Company's initial public offering in June 1996.

                           INNOVASIVE DEVICES, INC.

9.  Stock Plan

    The Company maintains three stock plans which provide for the granting of incentive stock options, non-qualified stock options and restricted stock to employees, directors and certain other individuals.

    The 1992 Stock Option Plan (the "1992 Plan") provides for the issuance of a maximum of 692,869 shares of common stock pursuant to the grant of incentive and non-qualified stock options. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair market value per common share on the date of such grant as determined by the Board of Directors (not less than 110% of such value in the case of holders of 10% or more of the total combined voting power of all classes of the Company's stock). Non-qualified options may be granted to any employee, officer, director or consultant at an exercise price per share to be specified by the Board of Directors on the date of grant. Options granted under the 1992 Plan are exercisable over periods determined by the Board of Directors, not to exceed ten years from the date of grant. The Company does not intend to issue any additional options under the 1992 Plan, but options that are forfeited will become available for grant under the 1996 Omnibus Stock Plan (the "Omnibus Plan").

    Under the terms of the Omnibus Plan, employees, directors and certain other individuals may be awarded incentive stock options, nonqualified stock options or restricted stock. The Omnibus Plan provides for the issuance of a maximum of 250,000 shares of common stock, plus such additional number of shares that become available due to the forfeiture of options granted under the 1992 Plan. The term of each option cannot exceed ten years (five years for options granted to holders of 10% or more of the total voting power of all classes of the Company's stock). Incentive stock options must be granted at an exercise price equal to the fair market value of the stock on the date of grant and vest over a period not to exceed 10 years. On February 4, 1997, the Board of Directors adopted, subject to stockholders approval, an amendment to the Omnibus Plan which increased the shares available for issuance under the plan to 800,000 shares.

    The 1996 Non-Employee Director Stock Option Plan (the "Director Stock Option Plan") provides for the grant of options for the purchase of up to 100,000 shares of common stock of the Company. Under the terms of the Director Stock Option Plan, each non-employee director will receive an option to purchase 2,500 shares of common stock at each annual meeting of stockholders. In addition, each new non-employee director will receive upon his or her initial election an option to purchase 10,000 shares of common stock. The term of each option cannot exceed ten years. All options granted under the plan will be at an exercise price equal to the fair market value of the stock on the date of grant and will vest evenly over a four year period. On February 4, 1997, the Board of Directors adopted, subject to stockholders approval, an amendment to the Director Stock Option Plan which increased the shares available for issuance under the Plan to 150,000 shares.

                           INNOVASIVE DEVICES, INC.

    Stock option activity is summarized as follows:

                                                          Weighted
                                        Number of         Average
                                          Shares       Exercise Price
                                        ---------      --------------
Outstanding at December 31, 1993           97,331           $2.14
  Granted                                 425,643            1.69
  Forfeited                               (89,333)           1.69
  Exercised                                    --
                                         --------
Outstanding at December 31, 1994          433,641            1.80
  Granted                                  49,548            1.69
  Forfeited                                (4,311)           1.69
  Exercised                                    --
                                         --------
Outstanding at December 31, 1995          478,878            1.78
   Granted                                262,324            7.34
   Forfeited                               (3,555)           2.47
   Exercised                               (5,111)           1.69
                                         --------
Outstanding at December 31, 1996          732,536           $3.77
                                         ========

    The number and weighted average exercise price of options exercisable at December 31, 1996, 1995 and 1994 is 284,222 and $1.81; 141,889 and $1.82;
    and 42,550 and $1.94, respectively.

    The following table summarizes information about stock options outstanding at December 31, 1996:

                                  Options Outstanding                   Options Exercisable
                       -------------------------------------------   ---------------------------
                                          Weighted
                                          average        Weighted
                                          remaining      average                      Weighted
    Range of             Number          contractual     exercise       Number        average
exercise prices       outstanding           life          price       exercisable      price
---------------       -----------        -----------     --------     ------------    --------
$1.69                    469,769             7.37          $1.69        275,850         $1.69
 5.63                     11,553             5.88           5.63          8,261          5.63
 6.75                    207,770             9.14           6.75            111          6.75
 9.60 to 10.00            51,444             9.47           9.97             --            --
                        --------                                       --------
$1.69 to 10.00           732,536                                        284,222
                        ========                                       ========

                           INNOVASIVE DEVICES, INC.

    An aggregate of 50,000 shares of common stock is reserved for issuance pursuant to the 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan"). Employees whose customary employment is in excess of 20 hours per week and five months per year and who own less than 5% of stock in the Company will be eligible to participate in the plan. Employees participating in the plan will have the opportunity to purchase common stock at a price equal to the lesser of 85% of the fair market value on the date the right was granted or 85% of the fair market value on the date the right was exercised.

    Compensation cost based upon the fair value approach as prescribed under SFAS 123 has not been recognized for the stock plans as the Company adopted the disclosure-only provision of SFAS 123. Had compensation for the Company's stock plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would not have been materially different.

    The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1996 and 1995: expected option term of five years; dividend yield of 0%; risk free interest rate of 5.6 % and 6.2 % in 1996 and 1995, respectively ; and expected volatility of 0% for options granted prior to the initial filing of the Company's registration statement on Form S-1 in April 1996 and 55% for options granted subsequent to April 1996. The weighted average fair value per option for options granted in 1996 and 1995 was $2.46 and $ .44, respectively.

    Because options vest over several years and additional option grants are expected to be made in subsequent years, the pro forma impact on 1996 and 1995 is not representative of the pro forma effects of reported net income
    (loss) and net income (loss) per share for future years.

10. Retirement Savings Plan

    The Company provides an employee retirement savings plan under Section 401(k) of the Internal Revenue Code (the "Plan") which covers substantially all employees. Under the terms of the Plan, employees may contribute a percentage of their salary, up to a maximum of 15%, which is then invested in one or more of several mutual funds selected by the employee. The Company may make contributions to the Plan at their discretion; no contributions have been made since inception of the Plan.

11. Significant Customers and Geographic Information

    For 1996, 1995 and 1994, sales approximating 13% , 13% and 27% of total sales, respectively, were attributable to one customer. No other customer accounted for greater than 10% of net sales for 1996, 1995 and 1994.

    Export sales were 27% (13% to Japan, 10% to Europe and 4% to other regions) and 15% (13% to Europe and 2% to other regions) of total sales for 1996 and 1995, respectively. The Company's export sales for 1994 accounted for less than 10% of total sales.

                           INNOVASIVE DEVICES, INC.

12. Commitments

    Related Party Transaction

    In October 1995, the Company entered into Research & Development, Distribution and Supply agreements (the "Agreements") with Collagen Corporation. At December 31, 1996, Collagen Corporation beneficially owned 843,936 shares of the Company's common stock representing an 11.6% ownership interest. Pursuant to the Agreements, the Company will fund up to $1.7 million of research and development efforts performed by the Collagen Corporation to develop certain products. In consideration for the funding provided, the Company will receive certain rights to market, sell and distribute certain products, subject to satisfying certain minimum sales requirements, resulting from such research and development efforts. The Agreements are cancelable upon the earlier of two years from the effective date of the Agreements or the expenditure of $1.2 million on the initial research project. Total research and development expense incurred under the Agreements was $664,000 and $265,000 for 1996 and 1995, respectively.

    Facility Lease

    In March 1996, the Company entered into a non-cancelable operating lease for office and production facilities which expires on May 31, 2002. The future minimum lease commitments are approximately as follows:

(In thousands)
1997                                        $   148
1998                                            187
1999                                            215
2000                                            221
2001                                            221
Thereafter                                       92
                                        ------------
                                             $1,084
                                        ============

    Total rent expense under noncancellable facility leases was approximately $172,000, $110,000 and $92,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

13. Subsequent Event

    On February 4, 1997, the Company entered into an asset purchase agreement to acquire substantially all of the operating assets and liabilities of MedicineLodge Inc. (MLI), in exchange for 1,885,000 shares of the Company's common stock. MLI designs, develops and manufactures proprietary implantable medical devices and related instrumentation. The acquisition is subject to certain conditions, including approval of the Company's stockholders, and, if approved, is expected to be consummated in June 1997. The acquisition will be accounted for using the purchase method. Accordingly, the results of operations of MLI will be included with those of the Company for periods subsequent to the date of the acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable

Part III

Item 10. Directors and Executive Officers of the Registrant

         The directors and executive officers of the Company are as follows:

                Name                    Age             Position
                ----                    ---             --------
         Richard D. Randall             45     President, Chief Executive Officer and Director
         James E. Nicholson             57     Chief Technical Officer and Director
         James V. Barrile               42     Executive Vice President of Finance, Chief
                                                 Financial Officer and Treasurer
         Eric L. Bannon                 38     Vice President of Regulatory Affairs and
                                                 Quality Assurance
         Rickey D. Hart                 33     Vice President of Advanced Projects
         John T. Rice                   44     Vice President of Research and Development
         Philip T. Heitlinger           37     Vice President of Sales and Marketing
         Royce C. Kahler, Jr.           50     Director of Operations
         Karen L. Mattocks              40     Vice President of Clinical Marketing and Education
         Joseph A. Ciffolillo (1)       57     Director
         Thomas C. McConnell (2)        42     Director
         Robert R. Momsen (1)           50     Director
         Howard D. Palefsky (2)         50     Director

    --------
    (1)   Member of the Compensation Committee.
    (2)   Member of the Audit Committee

    Mr. Randall has been President, Chief Executive Officer and a director of the Company since February 1994. He currently serves as a director of Target Therapeutics, Inc. ("Target"), a developer of neurovascular devices. He was employed by Target from June 1989 to January 1994, during which time he served as President, Chief Executive Officer and Chairman. Mr. Randall currently serves as Chairman of the Board of Directors of Conceptus, Inc. ("Conceptus"), a developer of minimally invasive devices for reproductive medical applications. He was also acting President and acting Chief Executive Officer of Conceptus from December 1992 to July, 1993. Mr. Randall is also a director of Neuro Navigational Corporation, a minimally invasive neurosurgery company (from which office Mr. Randall is resigning effective March 20, 1997).

    Mr. Nicholson, a co-founder of the Company, has been a director of the Company since the Company's inception in September 1991. He has also served as Chief Technical Officer since February 1994 and President and Chief Executive Officer from inception to February 1994. He was founder and President of Nicholson Associates, Inc. ("Nicholson Associates"), a surgical device company which was formed in June 1990 and merged into the Company in May 1992. Mr. Nicholson was also a co-founder of Mitek Surgical Products, Inc., a bone anchor manufacturer, and served as its President from 1985 to 1990. He currently serves as a director of Physiometrix, Inc.

    Mr. Barrile, a co-founder of the Company, currently serves as Executive Vice President of Finance, Chief Financial Officer and Treasurer. He has been Chief Financial Officer and Treasurer of the Company since the Company's inception in September 20, 1991. He was formerly Vice President of Finance from the Company's incention to April 1996. Mr. Barrile was also Treasurer of Nicholson Associate from September 1991 until its merger into the Company. From 1978 to 1991, he was employed by Nova Biomedical Corporation, a medical laboratory instrumentation manufacturer, most recently serving as Treasurer and Director of Finance.

    Mr. Bannon currently serves as Vice President of Regulatory Affairs and Quality Assurance, having served as Director of Quality Assurance and Regulatory Affairs from August 1992 to April 1996. From May 1989 to August 1992, he was manager of quality assurance at Dyonics, Inc., an arthroscopic surgical instrumentation company which is a subsidiary of Smith & Nephew, Inc.

    Mr. Hart, a cofounder of the Company, currently serves as Vice President of Advanced Projects, having been an engineer in research and development at the Company from the Company's inception in September 1991 to April 1996. Mr. Hart was formerly with Nicholson Associates from its inception in June 1990.

    Mr. Heitlinger is currently Vice President of Sales and Marketing. He had been Director of Sales at the Company from February 1994 to December 1996. From December 1992 to January 1994, he was regional sales manger for American Surgical Technologies Corporation, a three-dimensional endoscopy company. From September 1992 to December 1992, Mr. Heitlinger was a sales representative for Endomedix Corporation, a disposable laparoscopic products company, and from January 1992 to July 1992 he was regional sales manager for Birtcher Medical Systems, Inc., an electrosurgery company. Mr. Heitlinger was between jobs in August 1992. From June 1983 to January 1992, he held various positions within the Linvatec division of Bristol-Myers Squibb Company, including those of sales representative, director of marketing and product manager.

    Ms. Mattocks is currently Vice President of Clinical Marketing and Education. She had been Director of Marketing at the Company from March 1993 to December 1996. From March 1987 to March 1993, Ms. Mattocks was a marketing manager at Dyonics, Inc.

    Mr. Ciffolillo has been a director of the Company since February 1994. Now retired, from 1987 to March 1995, he was Chief Operating Officer of Boston Scientific Corporation ("Boston Scientific"), a manufacturer and marketer of minimally invasive medical devices. From March 1995 until his retirement in April 1996, he was Executive Vice President-Office of the Chairman, for Boston Scientific Venture Group, the venture capital division of Boston Scientific. He is also a director of CompDent Corporation, a dental health maintenance organization.

    Mr. McConnell has been a director of the Company since February 1995. He joined New Enterprise Associates, a venture capital firm, in 1985 and has been a general partner since 1989. He is also a director of Conceptus, Inc., Applied Imaging Corporation, Cardio Thoracic Systems and Sequana Therapeutics, Inc., a maker of diagnostics for gene identification.

    Mr. Momsen has been a director of the Company since February 1994. He joined InterWest Partners, a venture capital firm, in 1981 and has been a general partner since 1982. He is also a director of ArthroCare Corporation, a manufacturer of arthroscopic surgical equipment, Ventritex, Inc., a manufacturer of implantable cardiac defibrillators, COR Therapeutics, Inc., a developer of cardiovascular pharmaceuticals, Integ, a developer of blood free fructose monitoring, Coulter Pharmaceutical, a developer of cancer pharmaceuticals, and Urologix.

    Mr. Palefsky has been a director of the Company since September 1995. He was Chief Executive Officer of Collagen Corporation from 1978 through 1996 and currently serves as Chairman of Collagen's Board. He is also a director of Target Therapeutics, Inc., Calgene, Inc., an agricultural biotechnology company and Sequana Therapeutics, Inc., a maker of diagnostics for gene identification.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires the Company's officers and directors and persons who own more than ten percent of its common stock to file reports with the Securities and Exchange Commission disclosing their ownership of stock in the Company and changes in such ownership. Copies of such reports are also required to be furnished to the Company. Based solely on a review of the copies of such reports received by it, the Company believes that, during fiscal 1996, all such filing requirements were complied with, except that Richard D. Randall, the Chief Executive Officer of the Company, was late in filing a Form 4 in fiscal year 1996 relating to the purchase of 10,000 shares of common stock in October 1996 and Howard D. Palefsky, a director of the Company, was late in filing a Form 4 in fiscal year 1996 relating to the purchase of 2,500 shares of common stock in June 1996.

Item 11. Executive Compensation

    Summary Compensation Table

    The following summary compensation table sets forth the compensation paid or accrued for services rendered in fiscal 1996, 1995 and 1994 to the chief executive officer and the other four most highly compensated executive officers of the Company (the "Named Executive Officers").

                                                 Summary Compensation Table
                                                                                                  Long-Term
                                                                                                Compensation
                                                        Annual Compensation                        Awards
                                       ------------------------------------------------------
                                                                              Other Annual       Securities          All Other
          Name and             Fiscal                          Bonus(s)      Compensation       Underlying        Compensation
     Principal Position         Year        Salary ($)           ($)             ($)(1)          Options (#)          ($)(2)
     ------------------         ----        ----------         --------          ------          -----------          ------
Richard D. Randall -            1996           170,096           35,000            -                 44,444               195
President and Chief             1995           150,000             -               -                      0               244
Executive  Officer              1994           149,940             -               -                244,445               195


James E. Nicholson -            1996           131,000             -               -                      -                 -
Chief Technical Officer         1995           130,000             -               -                      -                 -
                                1994           128,269             -               -                      -                 -


James V. Barrile -              1996           122,212           25,000            -                 11,111               167
Vice President, Finance and     1995           110,000             -               -                      -               209
Administration                  1994           108,210             -               -                      -               139


Philip H. Heitlinger            1996            80,615             -                  39,234         11,111                84
Vice President of Sales and     1995            80,000             -                  16,237              -            15,981 (3)
Marketing                       1994            67,018           10,000               13,200         13,333               162

Karen L. Mattocks               1996            99,558             -                  17,039          6,667               128
Vice President of Clinical      1995            95,906             -                   4,040          4,444               160
Marketing and Education         1994            94,603             -                       -         13,334               117


---------
 (1) The amounts indicated under "Other Annual Compensation" consist of sales commissions paid pursuant to achievement of specified goals as set forth in an established compensation plan.

 (2) The amounts indicated under "All Other Compensation" indicate annual contributions by the Company towards group term life insurance for the Named Executive Officers. These amounts are included as reportable income in each individual's Form W-2.

 (3) Consists of $104 of group term life insurance premiums and $15,877 for reimbursement of moving expenses.

    Options Grants Table

    The following table shows all stock option grants to the Named Executive Officers during fiscal 1996.

             Name           Number of Shares       Percent of Total     Exercise Price Expiration    Potential Realizable
             ----          Underlying Options     Options Granted to      Per Share       Date      Value at Assumed Annual
                              Granted (#)             Employees           ---------       ----       Rate of Stock Price
                              ----------            in Fiscal Year                                     Appreciation for
                                                  ------------------                                    Option Term (1)
                                                                                                        ---------------
                                                                                                        5%          10%
                                                                                                        --          ---
   Richard D. Randall.....    44,444(2)               23%                 $6.75          2/20/06       $188,443     $477,773

   James E. Nicholson.....            -                 -                     -             -                 -            -

   James V. Barrile.......    11,111(2)                6%                  6.75          2/20/06         47,111      119,443

   Philip H. Heitlinger...    11,111(3)                6%                  6.75          2/20/06         47,111      119,443

   Karen L. Mattocks......     6,667(3)                3%                  6.75          2/20/06         28,268       71,670

----------------------
 (1) As required by the rules of the Securities and Exchange Commission, potential values stated are based on the prescribed assumption that the Company's common stock will appreciate in value from the date of grant to the end of the option term at rates (compounded annually) of 5% and 10%, respectively, and therefore are not intended to forecast possible future appreciation, if any, in the price of the Company's common stock.

 (2) These options vest in four (4) equal annual installments, commencing on February 20, 1997, the first anniversary of the date of grant, subject to continuing employment.

 (3) Consists of 6,667 options for Mr. Heitlinger and Ms. Mattocks which vest January 1, 2006. The remaining 4,444 options granted to Mr. Heitlinger vest under the terms stated in Note (2).

 Aggregated Option Exercises and Fiscal Year-End Option Value Table

 The following table sets forth information regarding the number of options exercised in fiscal 1996 and the number of vested and unvested options and the unrealized value or spread (the difference between the exercise price and the market value) of the unexercised options issued by the Company and held by the Named Executive Officers on December 31, 1996.

                                                                     Number of Shares Underlying        Value of Unexercised
                                      Shares                            Unexercised Options(#)          In-the-Money Options($)
                                    Acquired on       Value          ---------------------------      --------------------------
Name                                Exercise (#)      Realized       Vested             Unvested      Vested            Unvested
---                                 -----------       --------       ------             --------      ------            --------
Richard D. Randall.............             -               -         142,667          146,222        $864,562          $661,219

James E. Nicholson.............             -               -               -                -              -                 -

James V. Barrile...............             -               -               -           11,111               -            11,111

Philip H. Heitlinger...........             -               -           6,666           17,778          40,396            51,513

Karen L. Mattocks..............         4,444         $22,487           5,000           15,001          30,300            57,191

    Compensation of Directors

    The Company's directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings. Under the Company's 1996 Non-Employee Director Stock Option Plan each non-employee director serving as such on the date of the Annual Meeting of the Board of Directors is entitled to receive on such date an option to purchase 2,500 shares of Common Stock (subject to vesting over four annual periods), exercisable at a price per share equal to fair market value on the date of grant. Any non-employee director, upon his or her first election to the Board of Directors, is entitled to receive an option to purchase 10,000 shares of Common Stock.

    Board  Compensation Committee Report on Executive Compensation

    This report, prepared by the Compensation Committee of the Company's Board of Directors (the "Committee"), addresses the Company's executive compensation policies and the basis on which fiscal 1996 executive officer compensation determinations were made. The Committee designs and approves all components of executive pay.

    To ensure that executive compensation is designed and administered in an objective manner, the Committee's members are all non-employee directors. During fiscal 1996, the Committee members were Messrs. Ciffolillo and Momsen.

                            Compensation Philosophy

    The Company's executive compensation policies are intended to attract, retain, motivate and reward executives who can lead the Company in achieving its long-term growth and earnings goals. The objective of the Committee is to implement a compensation program that will provide appropriate incentives while, at the same time, encouraging executive officers to increase their equity ownership in the Company and thereby align their interests with those of the Company's stockholders. The compensation program consists primarily of three components, namely (a) base salary, (b) bonus and (c) stock options. Each of these factors are further described below. In addition, executive officers are eligible to participate, on a non-discriminatory basis, in various benefit programs provided to all full-time employees, including the Company's stock purchase plan, 401(k) plan and group medical, disability and life insurance programs. The Committee believes that executive compensation packages should be viewed as a whole in order to assess properly their appropriateness.

    In establishing total compensation packages for the Company's executive officers, the Committee takes into account the compensation packages offered to executives of other medical device design and manufacturing companies of similar stature. The Committee uses this comparative data primarily as benchmarks to ensure that the Company's executive compensation packages are competitive. The Committee seeks to maintain total compensation within the broad middle range of comparative pay. The Committee generally meets quarterly and at other times that it deems are necessary and, from time to time, confers with outside advisors concerning acceptable industry practices. Individual amounts are based not only on comparative data, but also on such factors as length of service with the Company and the Committee's judgment as to individual contributions. These factors are not assigned specific mathematical weights.

                                    Salary

    Base salaries are reviewed annually. It is the Committee's intention to pay slightly below-market base salary but provide a significant equity ownership opportunity to create incentives for the Company's executive officers to maximize the Company's growth and success while increasing stockholders' value over the long term. Changes in base salary from year to year depend upon such factors as individual performance, cost of living changes and the economic and business conditions affecting the Company.

    Richard D. Randall's base salary was increased from $150,000 to $175,000 on April 1, 1996, an increase of 16.67%. This increase was largely based on his contributions to the Company's meeting its growth and profit objectives.

                                     Bonus

    Executive bonuses are determined in accordance with achievement of the Company's goals for the most recent fiscal year. The amounts are intended to reward management for achieving certain milestones set out at the beginning of the fiscal year. Among these are growth in operating profit, sales and earnings. The cash bonus for the Chief Executive Officer is also influenced by his ability to execute strategic plans determined by the Board of Directors, including merger and acquisition programs.

                                 Stock Options

    As noted above, stock options are an important component of total executive compensation. Stock options are considered long-term incentives that link the long-term interests of management with those of the Company's stockholders. Stock options that the Committee has granted to executive employees generally vest over a four year period from the date of grant at the rate of 25% per fiscal year, commencing at the end of the year in which they are granted. The Committee also granted in 1996 a special option to sales employees, including certain executive marketing and sales officers of the Company, which were exercisable only after ten years unless the individual sales targets of the recipients were achieved, if individual sales targets were acheived, the exercisability of the options would accelerate to the standard four-year vesting schedule for sales employees (20% after the first and second year and 30% after the third and fourth year). The 1996 sales targets of the executive officers of the Company to whom these special options were granted were not achieved, so the options granted to such officers are not exercisable until 2006. Option exercise prices are set at 100% of the fair market value of the stock at the date of the grant and expire after ten years. The Committee has absolute discretion to determine the recipients and the number of options to be awarded. Each award is at the Committee's discretion and is not subject to any specific formula or criteria. The Committee generally awards options on an annual basis. The number of shares for which options were granted to executive officers in fiscal 1996 was determined by the Committee based upon several factors, including the executive's position, his past and future expected performance, the comparative data described above, and the number of shares under options previously granted. These factors were evaluated in a qualitative manner and were not assigned predetermined weights.

                                Section 162(m)

    Section 162(m) of the Internal Revenue Code which became effective January 1, 1994, generally limits the deductibility of annual compensation for certain officers to $1 million. It is the general intention of the Committee to assure that officer compensation will meet the Section 162(m) requirements for deductibility. However, the Committee reserves the right to use its judgment to authorize compensation payments which may be in excess of the limit when the Committee believes such payment is appropriate, after taking into consideration changing business conditions or the officer's performance, and is in the best interest of the shareholders. The Committee will review its policy concerning Section 162(m) on a year-by-year basis.

    Compensation Committee

    Joseph A. Ciffolillo
    Robert R. Momsen

    Comparison of Cumulative Total Stockholder Return

    The following performance graph assumes an investment of $100 on June 7, 1996 (the day following the date the Company's common stock was first registered under Section 12 of the 1934 Act) and compares the changes thereafter in the market price of the Company's common stock with a broad market index (Standard & Poor's SmallCap 600) and an industry index (Standard & Poor's Health Care - Medical Products). The Company paid no dividends during the periods shown; the performance of the indexes is shown on a total return (dividend reinvestment) basis. The graph lines merely connect the initial public offering date and the fiscal year-end dates and do not reflect fluctuations between those dates.

       Graph

    Total Return Data Summary                         Cumulative Total Return
                                                   -----------------------------
                                                      06/07/96       12/31/96
                                                      --------       --------
    Innovasive Devices, Inc.          IDEA              100              62
    S&P 600                           IMID              100             105
    S&P Healthcare (Medical           MDP               100             113
         Products and Supplies)

    The Compensation Committee Report on Executive Compensation and the Comparison of Cumulative Total Stockholder Return information above shall not be deemed "soliciting material" or incorporated by reference into any of the Company's filings with the Securities and Exchange Commission by implication or by any reference in any such filing to this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of March 3, 1997 by (a) each director and nominee for director of the Company, (b) each of the executive officers named in the Summary Compensation Table below, (c) each person known by the Company to own beneficially 5% or more of its Common Stock and
    (d) all current directors and executive officers as a group. Except as otherwise indicated, each person has sole investment and voting power with respect to the shares shown as being beneficially owned by such person, based on information provided by such owners.

                                                                  Shares               Percentage
                                                               Beneficially                of
 Executive Officers, Directors and Nominees                       Owned               Common Stock
 ------------------------------------------                       -----               ------------
 Richard D. Randall(1)..............................             225,051                  3.0
 James E. Nicholson.................................             411,351                  5.7
 James V. Barrile(2)................................             180,555                  2.9
 Joseph A. Ciffolillo(3)............................              69,426                   *
 Thomas C. McConnell(4).............................             743,863                 10.2
 Robert R. Momsen(5)................................             675,727                  9.3
 Howard D. Palefsky(6)..............................             846,436                 11.6
 Karen L. Mattocks(7)...............................              12,778                   *
 Philip H. Heitlinger(8)............................              11,110                   *
 Richard B. Caspari(9)..............................                   0                    0
 Alan Chervitz(10)..................................                   0                    0

5% Stockholders
---------------
Collagen Corporation................................             843,936                 11.6%
     2500 Faber Place, Palo Alto, CA 94303
Entities affiliated with InterWest Partners (11)....             675,727                  9.3
     3000 Sand Hill Road, Building 3, Suite 255
     Menlo Park, CA 94025
New Enterprise Associates VI, Limited Partnership...             743,863                 10.2
     2490 Sand Hill Road, Menlo Park, CA 94025
Delphi Ventures II, L.P.(12)........................             587,443                  8.1
     3000 Sand Hill Road, Building 1, Suite 135
     Menlo Park, CA 9025
S. Richard Penni....................................             485,612                  6.7
     100 Hancock Street, N. Quincy, MA 02171
All current executive officers and directors
 as a group (13 persons)(13)........................           3,332,976                 43.8

---------
*   Less than 1.0% of the outstanding Common Stock.
(1) Includes 204,667 shares which Mr. Randall may acquire within 60 days of March 3, 1997 by exercise of options.
(2) Includes 2,777 shares which Mr. Barrile may acquire within 60 days of March 3, 1997 by exercise of options.

(3) Consists of 53,872 shares held by an investment company of which Mr. Ciffolillo is the president and 15,554 shares which Mr. Ciffolillo may acquire within 60 days of March 3, 1997 by exercise of options. Mr. Ciffolillo may be deemed to share voting and investment power with respect to the shares held by the investment company. He disclaims beneficial ownership of such shares except to the extent of his proportionate interest therein.

(4) Consists of 743,863 shares held by New Enterprise Associates VI, Limited Partnership with respect to which Mr. McConnell may be deemed to share voting and investment power by virtue of his status as a general partner of NEA Partners VI, Limited Partnership, the general partner of New Enterprises Associates VI, Limited Partnership. Mr. McConnell disclaims beneficial ownership of the shares held by such entities except to the extent of his proportionate partnership interest therein.

(5) Consists of 671,363 shares held by InterWest Partners V, L.P. ("IWP") and 4,364 shares held by InterWest Investors V, L.P. ("IWI"). Mr. Momsen is a general partner of InterWest Management Partners V, L.P., the general partner of IWP, and a general partner of IWI and accordingly may be deemed to share voting and investment power with respect to these shares. Mr. Momsen disclaims beneficial ownership of the shares held by such entities except to the extent of his proportionate partnership interest therein.

(6) Consists of 2,500 shares held directly by Mr. Palefsky and 843,936 shares held by Collagen Corporation. Mr. Palefsky is Chairman of the Board of Collagen Corporation and, accordingly may be deemed to share voting and investment power with respect to such shares. Mr. Palefsky disclaims beneficial ownership of these shares.

(7) Includes 8,334 shares which Ms. Mattocks may acquire within 60 days of March 3, 1997 by exercise of options.

(8) Consists of shares which Mr. Heitlinger may acquire within 60 days of March 3, 1997 by exercise of options.

(9) Dr. Caspari is a nominee for director of the Company and does not currently own any Common Stock of the Company. He is a principal stockholder of MedicineLodge, Inc., a Delaware corporation ("MLI"). Pursuant to a definitive purchase agreement between the Company and MLI dated as of February 4, 1997, the Company has agreed to acquire certain operating assets and to assume certain liabilities of MLI in exchange for the Company's Common Stock, subject to the approval of the Company's stockholders. One of the conditions to closing of the acquisition is the nomination of Dr. Caspari as a director of the Company. Upon his election as a director and approval by the Company's stockholders of the acquisition of MLI, upon which his election is conditioned, Dr. Caspari will be granted options to purchase 10,000 shares of the Company's Common Stock pursuant to the Company's 1996 Non-Employee Director Stock Option Plan. Dr. Caspari will also be granted options to purchase 40,000 shares of the Company's Common Stock pursuant to the terms of a Consulting Agreement. As a principal stockholder of MLI, Dr. Caspari will be entitled beneficially to his pro rata portion of the shares of Common Stock which will be issued by the Company as consideration for the purchase of MLI's assets. Dr. Caspari and his wife, Judith Caspari, together own approximately 19.5% of the shares of MLI which are expected to be outstanding at the time the acquisition is closed, assuming the exercise of all outstanding MLI stock options, which will represent a beneficial interest in 368,329 shares of the Common Stock of the Company upon closing of the acquisition.

(10) Mr. Chervitz is a nominee for director of the Company and does not currently own any Common Stock of the Company. He is also a principal stockholder of MLI. Another condition to closing of the acquisition is the nomination of Mr. Chervitz as a director of the Company. Upon his election as a director and approval by the Company's stockholders of the acquisition of MLI, upon which his election is conditional, Mr. Chervitz will be granted options to purchase 35,000 shares of the Company's Common Stock pursuant to the Company's 1996 Omnibus Stock Plan. As a principal stockholder of MLI, Mr. Chervitz will be entitled beneficially to his pro rata share of the shares of Common Stock issued by the Company as consideration for the purchase of MLI's assets. Mr. Chervitz owns approximately 14.6% of the shares of MLI which are expected to be outstanding at the time the acquisition is closed, assuming the exercise of all outstanding MLI stock options, which will represent a beneficial interest in 275,022 shares of the Common Stock of the Company upon closing of the acquisition.

(11) Consists of 671,363 shares held by IWP and 4,364 shares held by IWI.

(12) Consists of 584,452 shares held by Delphi Ventures II, L.P. and 2,991 shares held by Delphi BioInvestments II, L.P.

(13) Includes 2,263,526 shares beneficially owned by entities affiliated with Messrs. Ciffolillo, McConnell, Momsen and Palefsky, for which they disclaim beneficial ownership except to the extent of their proportionate interest therein and 2,500 shares held directly by Mr. Palefsky. Also includes 339,105 shares which the executive officers and directors may acquire within 60 days of March 3, 1997 by exercise of options.

Item 13. Certain Relationships and Related Transactions

    Related Party Transaction

    In October 1995, the Company entered into Research & Development, Distribution and Supply agreements (the "Agreements") with Collagen Corporation. At December 31, 1996 Collagen Corporation beneficially owned 843,936 shares of the Company's common stock representing an 11.6% ownership interest. At December 31, 1996, the Company had expended approximately $929,000 pursuant to the Agreements. Collagen Corporation has the right to designate one member of the Company's Board of Directors so long as it holds at least five percent of the Company's outstanding Common Stock on a fully-diluted basis. Mr. Palefsky, Collagen Corporation's Chairman, currently serves as Collagen Corporation's designee on the Company's Board of Directors.

Part IV

ITEM 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

           (a) The following documents are filed as a part of this report:

               (1) Financial Statements - See Index to Financial Statements at
                   Item 8 of this report.

               (2) Financial Statement Schedules

               (3) Exhibits

ITEM 14. (a)(2) Financial Statement Schedules

                                  Schedule II

Valuation and Qualifying Accounts and Reserves for the Three Years Ended December 31, 1996

                                         Balance at     Charged to     Charged      Deductions     Balance
(In thousands)                           beginning      costs and      to other        and        at end of
                                         of period      expenses       accounts     write-offs     period
                                         ---------      --------       --------     ----------    ---------
Allowance for doubtful accounts
December 31, 1994                        $    9          $   -          $   -         $   (1)       $   8
December 31, 1995                             8             50              -             (8)          50
December 31, 1996                            50             52              -            (15)          89

Inventory obsolescence reserve
December 31, 1994                           175             81              -            (16)         240
December 31, 1995                           240            233              -            (84)         389
December 31, 1996                           389            293              -            (60)         622

Deferred tax assets valuation
      allowance
December 31, 1994                             -              -           1,455(1)          -        1,455
December 31, 1995                         1,455              -           1,601                      3,056
December 31, 1996                         3,056              -           1,720                      4,776

(1) Includes $199 recorded as of January 1, 1994 upon adoption of Statement of Financial Accounting Standards No. 109.

       Item 14. (a)(3)  Exhibits

                           INNOVASIVE DEVICES, INC.
                                 EXHIBIT INDEX

Exhibit

  11     Statement Regarding Computation of Pro Forma Net Loss per Share

  23     Consent of Price Waterhouse LLP, Independent Auditors

  27     Financial Data Schedule

  99 Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securites Litigation
         Reform Act of 1995.