Form 10-Q
period 1997-03-31
INNOVASIVE DEVICES INC
filed 1997-05-15
CIK 1003608

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter ended March 31, 1997 Commission file number 0-28492
                            --------------
--------------------------------------------------------------------------------

                            INNOVASIVE DEVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Massachusetts                           04-3132641
--------------------------------------------------------------------------------
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)            Identification No.)

                   734 Forest Street,  Marlborough  MA  01752
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code  508/460-8229
                                                            ------------

                                      N/A
--------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            (1)  YES  X   NO
                                     ---     ---
                            (2)  YES      NO  X
                                     ---     ---

The number of shares outstanding of the registrant's common stock as of May 14, 1997 was 7,265,018.

                            INNOVASIVE DEVICES, INC.

                                     INDEX
                                                                            Page
                                                                            ----
Part I: Financial Information

  Item 1.  Condensed Financial Statements

       Condensed Balance Sheet at March 31, 1997 (unaudited)
       and December 31, 1996                                                  3

       Condensed Statement of Operations (unaudited) for the
       Three Months Ended March 31, 1997 and 1996                             4

       Condensed Statements of Cash Flows (unaudited) for the
       Three Months Ended March 31, 1997 and 1996                             5

       Notes to unaudited Condensed Financial Statements                      6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          8


PART II.  Other Information                                                  10

Signatures                                                                   11

Exhibit Index                                                                12


                   Part I - Financial Information

                   Item 1.  Financial Statements

                      INNOVASIVE DEVICES, INC.
                      Condensed Balance Sheet
                           (in thousands)

ASSETS                                      March 31,   December 31,
                                              1997          1996
                                          -------------  ------------
                                          (unaudited)
Current assets:
     Cash and cash equivalents              $  5,126       $ 12,825
     Marketable securities                    16,272          9,861
     Accounts receivable, net of                 982            759
      allowance for doubtful accounts of
      $95 at March 31, 1997and $89 at
      December 31, 1996, respectively
     Inventories                                 872            859
     Prepaid expenses                            352            112
                                          -------------  ------------
         Total current assets                 23,604         24,416

     Fixed assets, net                         1,004            922
     Other assets, net                            25             25
                                          -------------  ------------

                                            $ 24,633       $ 25,363
                                          =============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                       $    678       $    628
     Accounts payable to related party           392            170
     Other current liabilities                   627            777
                                          -------------  ------------
         Total current liabilities             1,697          1,575

Stockholders' equity:
     Common stock                                  1              1
     Additional paid-in capital               39,928         39,789
     Accumulated deficit                     (16,875)       (16,002)
     Deferred compensation                      (118)             -
                                          -------------  ------------
                                              22,936         23,788
                                          -------------  ------------

                                            $ 24,633       $ 25,363
                                          =============  ============




The accompanying notes are an integral part of these condensed financial statements.

                  INNOVASIVE DEVICES, INC.
             Condensed Statement of Operations
      (In thousands, except per share data; unaudited)

                                            Three months
                                                ended
                                              March 31,
                                          -----------------
                                             1997      1996
                                          -------   -------
Net sales                                 $ 1,663   $   802

Cost of sales                                 510       338
                                            -----     -----

     Gross profit                           1,153       464

Selling, general and  administrative
   expenses                                 1,495     1,091
Research and development                      830       582
                                            -----     -----

     Loss from operations                  (1,172)   (1,209)

Interest income                               299        62
                                            -----     -----

     Net loss                             $  (873)  $(1,147)
                                            =====     =====


Net loss per share                         $(0.12)  $( 0.21)
                                            =====     =====

     Shares used in computing net loss
       per share                            7,261     5,457
                                            =====    ======




The accompanying notes are an integral part of these condensed financial statements.

                  INNOVASIVE DEVICES, INC.
             Condensed Statement of Cash Flows
                 (In thousands; unaudited)

                                          Three months ended
                                              March 31,
                                        -------------------
                                            1997      1996
                                          --------  --------
Cash flows from operating activities
     Net loss                             $  (873)  $(1,147)
     Adjustments to reconcile net loss
      to net cash provided by (used for)
         operating activities:
        Depreciation and amortization          75        74
        Changes in assets and liabilities:
               Accounts receivable, net      (223)      (87)
               Inventories                    (13)     (104)
               Prepaid expenses              (240)       35
               Other assets                     -       ( 6)
               Accounts payable                50       (66)
               Accounts payable to
                related party                 222        87
               Other current liabilities     (150)      280
                                           ------    ------

Net cash used for operating activities     (1,152)     (934)
                                           ------    ------

Cash flows from investing activities
     Purchases of fixed assets               (157)      (83)
     Purchases of marketable securities    (6,411)        -
                                           ------    ------
Net cash used for investing activities     (6,568)      (83)
                                           ------    ------

Cash flows from financing activities
     Proceeds from issuance of preferred
      stock, net of issuance costs              -       927
     Proceeds from issuance of common
      stock, net of issuance costs             21         7
                                           ------    ------
Net cash provided by financing activities      21       934
                                           ------    ------

Net decrease in cash and cash equivalents  (7,699)      (83)

Cash and cash equivalents at beginning
 of period                                 12,825     5,052
                                           ------    ------
Cash and cash equivalents at end of
 period                                   $ 5,126   $ 4,969
                                           ======    ======




The accompanying notes are an integral part of these condensed financial statements.

                            INNOVASIVE DEVICES, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1. -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Innovasive Devices, Inc. (the "Company") include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position at March 31, 1997 and the results of operations for the three month periods ended March 31, 1997 and 1996. Interim results of operations are not necessarily indicative of the results to be achieved for the full year.

Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q , the accompanying unaudited condensed financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K filed with the SEC on March 26, 1997.


2.  Inventories

Inventories consist of the following:

                    March 31,    December 31,
                      1997          1996
                  -----------    ------------
                  (unaudited)
Raw materials           $ 292          $ 282
Work-in-process           104            117
Finished goods            476            460
                  -----------   ------------

Totals                  $ 872          $ 859
                  ===========   ============

3.  Net Loss Per Share (unaudited)

Net loss per share is determined by dividing the net loss by the weighted average number of common stock outstanding during the period. The weighted average number of common stock outstanding during the period prior to and including the Company's initial public offering ("IPO") on June 5, 1996 includes the effect of the assumed conversion of all convertible preferred stock prior to the actual conversion which occurred upon the closing of the Company's IPO. Accordingly, net loss per share for the period ending March 31, 1996 is presented on a pro forma basis.

Pursuant to SEC Staff Accounting Bulletin 83, common stock equivalents, although anti-dilutive, issued at prices below the offering price per share during the twelve months preceding the initial public offering of the Company's common stock have also been included in the calculation of net loss per share using the treasury stock method as if outstanding from January 1, 1996 through March 31, 1996.

                            INNOVASIVE DEVICES, INC.
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128 ("SFAS 128"), "Earnings Per Share". This statement establishes and simplifies standards for computing and presenting earnings per share. SFAS 128 will be effective for interim and annual periods ending after December 15, 1997, and requires the restatement of all previously reported earnings per share data that are presented. Early adoption of SFAS 128 is not permitted. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. As the Company has historically reported net losses, earnings per share as computed under the provisions of SFAS 128 will not differ from the earnings per share amounts previously reported by the Company.


3. Deferred compensation

In February 1997, the Company issued 21,500 common stock options to members of its scientific advisory board under the 1996 Omnibus Stock Plan. The estimated value of these options totaled approximately $118,000 and was recorded as deferred compensation which will be amortized over the vesting period of the options. The estimated value of each option grant was calculated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected option term of five years; no dividend yield; risk free interest rate of 6.2%; and expected volatility of 55%.


4.  Asset Purchase Agreement with MedicineLodge, Inc.

On February 4, 1997 the Company entered into an asset purchase agreement to acquire substantially all of the operating assets and liabilities of MedicineLodge Inc. (MLI), in exchange for 1,885,000 shares of the Company's common stock. MLI designs, develops and manufactures proprietary implantable
medical devices and related instrumentation.   The acquisition is subject to
certain conditions, including approval of the Company's stockholders, and, if approved, is expected to be consummated in June 1997. The acquisition will be accounted for using the purchase method. Accordingly, the results of operations of MLI will be included with those of the Company for periods subsequent to the date of the acquisition.

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

The following information should be read in conjunction with the unaudited condensed financial statements and notes thereto included in this Quarterly Report and with the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K filed with the SEC on March 26, 1997.

Any statements in this report expressing the beliefs and expectations of management regarding the Company's future results and performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that involve a number of risks and uncertainties. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Certain of such risks and uncertainties are described in Exhibit 99 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1997.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

Net sales increased $861,000 to $1,663,000 in the first quarter of 1997 from $802,000 in the first quarter of 1996. This increase was primarily due to the introduction of additional products in the second and fourth quarters of 1996. In the second quarter of 1996, the Company introduced the ROC XS, used for tissue reattachment in soft bone situations, and the Mini ROC, used for tissue reattachment in small joint situations. In the fourth quarter of 1996, the Company introduced the Innovasive COR system, used for the repair of osteochondral defects. The expansion of the Company's domestic direct sales force and international distributor network also contributed to the sales
increase.    Domestic net sales  increased  138%  during  the first quarter of
1997 over the first quarter of 1996. The increase is the result of an increase in the unit sales of the Company's ROC, ROC XS and Mini Roc suture fasteners and COR systems. International net sales increased 29% during the first quarter of 1997 over the first quarter of 1996 as a result of increased unit sales of ROC XS and Mini Roc suture fasteners and COR systems.

Gross profit increased to $1,153,000 in the first quarter of 1997 from $464,000 in the first quarter of 1996. As a percentage of sales, gross profit increased to 69.3% in the first quarter of 1997 from 57.9% in the first quarter of 1996. The increase in gross profit was due primarily to increased net sales of ROC suture fasteners and COR systems which resulted in improved manufacturing efficiencies.

Selling, general and administrative expenses increased to $1,495,000 in the first quarter of 1997 from $1,091,000 in the first quarter of 1996. The increase resulted primarily from the expansion of the domestic direct sales force, increased salary and travel costs, higher selling commissions resulting from higher sales volume, increased advertising costs and the increased administrative costs associated with operating as a public company.

Research and development expenses increased to $830,000 in the first quarter of 1997 from $582,000 in the first quarter of 1997. The increase was primarily attributable to an increase in expenses related to product development costs and patent preparation and filing costs associated with product development programs.

Interest income increased to $299,000 in the first quarter of 1997 from $62,000 in the first quarter of 1996. The primary reason for the increase was the interest received on the investment of the proceeds of the initial public offering closed during the second quarter of 1996.

As a result of the foregoing, the net loss decreased to $873,000 in the first quarter of 1997 from a loss of $1,147,000 in the first quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, working capital amounted to $21.9 million as compared to $22.8 million at December 31, 1996. The decrease was primarily the result of the net loss incurred in the first quarter of 1997 and expenditures made for capital equipment.

Cash used in the Company's operations amounted to $1.2 million for the first quarter of 1997 as a result of the net loss of $873,000 and a net increase in working capital requirements including an increase in accounts receivable as a result of higher sales levels and an increase in prepaid expenses related to the MedicineLodge, Inc. agreement, partially offset by an increase in current liabilities.

Cash used for investing activities totaled $6.6 million for the first quarter of 1997 resulting from purchases of marketable securities totaling $6.4 million and capital equipment totaling $157,000. The Company invests its excess cash in marketable securities with maturities of less than two years.

The Company expects that its balance of cash, cash equivalents and marketable securities will be adequate to fund the near term cash requirements for operations, working capital and fixed assets.

On February 4, 1997 the Company entered into an asset purchase agreement to acquire substantially all of the operating assets and liabilities of MedicineLodge Inc. (MLI), in exchange for 1,885,000 shares of the Company's common stock. The acquisition is subject to certain conditions, including approval of the Company's stockholders, and, if approved, is expected to be consummated in June 1997. The acquisition will be accounted for using the purchase method.

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

             None

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

             None

ITEM 5.      OTHER INFORMATION
             -----------------

             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

             a.  See Exhibit Index, Page  12

             b.  Reports on Form 8-K

                 None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVASIVE DEVICES, INC,

DATE:    MAY 15, 1997    BY:/S/ RICHARD D. RANDALL
                             ---------------------------------------
         RICHARD D. RANDALL
         PRESIDENT, CHIEF EXECUTIVE OFFICER
         AND DIRECTOR
         (PRINCIPAL EXECUTIVE OFFICER)

DATE:    MAY 15, 1997    BY:/S/ JAMES V. BARRILE
                            ------------------------
         JAMES V. BARRILE
         EXECUTIVE VICE PRESIDENT OF FINANCE,
         CHIEF FINANCIAL OFFICER AND TREASURER
         (PRINCIPAL FINANCIAL OFFICER)

                            INNOVASIVE DEVICES, INC.
                                 EXHIBIT INDEX

EXHIBIT                                                                   PAGE

 11      STATEMENT REGARDING COMPUTATION OF NET LOSS PER SHARE             13