Form 10-K/A
period 1996-12-31
INNOVASIVE DEVICES INC
filed 1997-05-22
CIK 1003608

                                  FORM 10-K/A

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

AMENDMENT 1 to Form 10-K of December 31, 1996
The following sections were amended:

Page 25 - Amended "Note 1 - Unaudited Pro Forma Net Loss Per Share" to clarify the treatment of stock options in the calculation of earnings per share.

Page 26 - Amended "Note 3 - Inventories" to include a paragraph addressing inventory reserves.

Exhibit 11 - Amended "Weighted average common shares outstanding" regarding APB
             15 and included footnote disclosure.

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

                           INNOVASIVE DEVICES, INC.

    Unaudited Pro Forma Net Loss Per Share

    Pro forma net loss per share is determined by dividing the net loss attributable to common stockholders by the weighted average number of common stock outstanding during the period, including the affect of the assumed conversion of all convertible preferred stock upon issuance. Actual conversion of the preferred stock occurred in June 1996 upon the closing of the Company's initial public offering.

    Pursuant to Securities and Exchange Commission Staff Accounting Bulletin 83, common stock options and convertible preferred stock issued at prices below the offering price per share during the twelve month period prior to the initial filing of the Company's registration statement on Form S-1 have also been included in the calculation using the treasury stock method and the anticipated offering price of $12 per share of common stock, as if they were outstanding from January 1, 1995 through March 31, 1996. For the periods subsequent to March 31, 1996, common stock equivalents (stock options) have been excluded as they are anti-dilutive.

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
                                      ====================      ===================

    Inventories are shown net of a reserve which has been established to provide for estimated losses arising from inventory obsolescence. The Company estimates its reserve requirement for obsolete inventory based upon such factors as the aging of inventory, historical usage, projected sales and the impact of new product introductions. Amounts charged to cost of sales relating to the obsolescence reserve was approximately $293,000, $233,000 and $81,000 in 1996, 1995 and 1994, respectively.

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