Form 10-Q
period 1997-06-30
INNOVASIVE DEVICES INC
filed 1997-08-14
CIK 1003608

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter ended June 30, 1997 Commission file number 0-28492
                           -------------
--------------------------------------------------------------------------------
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

                            (2)  YES  X    NO
                                    ----     ----

The number of shares outstanding of the registrant's common stock as of August 14, 1997 was 9,154,072.

                            INNOVASIVE DEVICES, INC.

                                     INDEX

                                                                                        Page
                                                                                        ----
Part I: Financial Information

  Item 1.  Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheet at June 30, 1997 (unaudited)
              and December 31, 1996                                                       3

              Condensed Consolidated Statement of Operations (unaudited) for
              the Three and Six Months Ended June 30, 1997 and 1996                       4

              Condensed Consolidated Statements of Cash Flows (unaudited) for
              the Six Months Ended June 30, 1997 and 1996                                 5

              Notes to Unaudited Condensed Consolidated Financial Statements              6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                            8

 PART II.  Other Information                                                             11
Signatures                                                                               13

Exhibit Index                                                                            14



                   Part I - Financial Information

                   Item 1.  Financial Statements

                      INNOVASIVE DEVICES, INC.
                Condensed Consolidated Balance Sheet
                           (in thousands)

ASSETS                                     June 30,    December 31,
                                             1997          1996
                                        ---------------------------
                                          (unaudited)
Current assets:
     Cash and cash equivalents              $  4,170       $ 12,825
     Marketable securities                    14,789          9,861
     Accounts receivable, net of
      allowance for doubtful
      accounts of $99 at June 30, 1997
      and $89 at December 31, 1996,
      respectively                             1,152            759
     Inventories                               1,786            859
     Prepaid expenses                            206            112
                                        ---------------------------
         Total current assets                 22,103         24,416

     Fixed assets, net                         1,832            922
     Other assets, net                         1,256             25
                                        ---------------------------

                                            $ 25,191       $ 25,363
                                        ===========================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                       $    778       $    628
     Accounts payable to related party           343            170
     Other current liabilities                   806            777
     Current portion of note payable              73              -
                                        ---------------------------
         Total current liabilities             2,000          1,575
                                        ---------------------------

Note payable                                     529              -
                                        ---------------------------

Stockholders' equity:
     Common stock                                  1              1
     Additional paid-in capital               54,989         39,789
     Accumulated deficit                     (31,501)       (16,002)
     Deferred compensation                      (827)             -
                                        ---------------------------
                                              22,662         23,788
                                        ---------------------------

                                            $ 25,191       $ 25,363
                                        ===========================


  The accompanying notes are an integral part of these condensed consolidated financial statements.


                                INNOVASIVE DEVICES, INC.
                     Condensed Consolidated Statement of Operations
                    (In thousands, except per share data; unaudited)


                                            Three months ended       Six months ended
                                                 June 30,                June 30,
                                         ------------------------------------------------
                                             1997        1996        1997         1996
                                         ------------------------------------------------

Net sales                                 $    1,751   $  1,088   $    3,414   $   1,890

Cost of sales                                    510        414        1,020         752
                                        ------------------------------------------------

     Gross profit                              1,241        674        2,394       1,138

Selling, general and administrative
     expenses                                  1,856      1,157        3,351       2,248
Research and development                         927        596        1,757       1,178
Purchased in-process research and
     development                              13,370          -       13,370           -
                                        ------------------------------------------------

     Loss from operations                    (14,912)    (1,079)     (16,084)     (2,288)

Interest income, net                             286        112          585         174
                                        ------------------------------------------------

     Net loss                             ($  14,626)    ($ 967)   ($ 15,499)  ($  2,114)
                                        ================================================

Net loss per share                           ($ 2.00)   ($ 0.16)     ($ 2.12)    ($ 0.37)
                                        ================================================

     Shares used in computing net loss
        per share                              7,328      5,882        7,294       5,669
                                        ================================================



                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                      INNOVASIVE DEVICES, INC.
           Condensed Consolidated Statement of Cash Flows
                      (In thousands; unaudited)

                                                 Six months ended
                                                      June 30,
                                               ---------------------
                                                1997           1996
                                               ------         ------
Cash flows from operating activities
     Net loss                               $ (15,499)       $(2,114)
     Adjustments to reconcile net loss
      to net cash
        provided by (used for)
         operating activities:
        Depreciation and amortization             191            138
        Purchased in-process research
         and development                       13,370              -
        Changes in assets and
         liabilities:
               Accounts receivable, net          (381)          (383)
               Inventories                       (692)          (252)
               Prepaid expenses                   (83)           (79)
               Other assets                         -            ( 6)
               Accounts payable                     6           (220)
               Accounts payable to
                related party                     173             93
               Other current liabilities          (62)           349
                                             ----------    ---------

Net cash used for operating activities         (2,977)        (2,474)
                                             ----------    ---------

Cash flows from investing activities
     Purchases of fixed assets                   (404)          (179)
     Purchases of marketable securities        (8,125)             -
     Redemption of marketable securities        3,197              -
     Acquisition of business, net of
      cash acquired                              (372)             -
                                             ----------    ---------
Net cash used for investing activities         (5,704)          (179)
                                             ----------    ---------

Cash flows from financing activities
     Proceeds from issuance of
      preferred stock, net of
      issuance costs                                 -           926
     Proceeds from issuance of common
      stock, net of issuance costs                  26        21,496
                                             ----------    ---------

Net cash provided by financing
 activities                                         26        22,422
                                             ----------    ---------

Net increase (decrease) in cash and
 cash equivalents                               (8,655)       19,769

Cash and cash equivalents at beginning
 of period                                      12,825         5,052
                                             ----------    ---------

Cash and cash equivalents at end of
 period                                        $ 4,170       $24,821
                                             ==========    =========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INNOVASIVE DEVICES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Innovasive Devices, Inc. (the "Company") include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of June 30, 1997 and the results of operations for the three and six month periods ended June 30, 1997 and 1996. Results of operations for interim periods are not necessarily indicative of those to be achieved for the full year.

Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q , the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the SEC on March 26, 1997.


2.  Inventories

Inventories consist of the following:

                                June 30,    December 31,
                                  1997          1996
                                ------------------------
                                (unaudited)
Raw materials                      $  930          $ 282
Work-in-process                       203            117
Finished goods                        653            460
                                ------------------------

Totals                             $1,786          $ 859
                                ========================

3.  Net Loss Per Share (unaudited)

Net loss per share is determined by dividing the net loss by the weighted average number of common stock outstanding during the period. The weighted average number of common stock outstanding during the period prior to and including the Company's initial public offering ("IPO") on June 5, 1996 includes the effect of the assumed conversion of all convertible preferred stock prior to the actual conversion which occurred upon the closing of the Company's IPO. Accordingly, net loss per share for the three and six month period ending June 30, 1996 is presented on a pro forma basis.

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

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.128 ("SFAS No. 128"), "Earnings Per Share." This statement establishes and simplifies standards for computing and presenting earnings per share. SFAS No. 128 will be effective for interim and annual periods ending after December 15, 1997, and requires the restatement of all previously reported earnings per share data that are presented. Early adoption of SFAS 128 is not permitted. SFAS No. 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. As the Company has historically reported net losses, earnings per share as computed under the provisions of SFAS No. 128 will not differ from the earnings per share amounts previously reported by the Company.

                            INNOVASIVE DEVICES, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


4.  Deferred compensation

In 1997, the Company issued, under the 1996 Omnibus Stock Plan, 21,500 common stock options to members of its scientific advisory board and 127,000 common stock options to certain consultants in conjunction with the acquisition of MedicineLodge, Inc. (Note 4). The estimated value of these options totaled approximately $848 and was recorded as deferred compensation which is being amortized over the vesting period of the options. The estimated value of each option grant was calculated on the date of grant using the Black-Scholes option-pricing model.


5.  Acquisition

On June 27, 1997, the Company, through a newly formed subsidiary, acquired substantially all of the operating assets of MedicineLodge, Inc. ("MLI"), in exchange for 1,885,000 shares of the Company's common stock valued at $14,326 and the assumption of certain liabilities. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price has been allocated based on the estimated fair value of assets purchased and liabilities assumed upon acquisition. A portion of the purchase price was allocated to in-process research and development, resulting in a charge to the Company's operations of $13,370. The excess of cost over the fair value of net assets acquired (goodwill) of $1,231 is being amortized over ten years on a straight-line basis. The operating results of MLI are included in the Company's results from the date of acquisition.

The following unaudited pro forma summary combines the results of operations of the Company and MLI as if the acquisition had occurred at the beginning of 1997 and 1996, after giving effect to certain adjustments, including the write off of purchased in-process research and development and amortization of goodwill. The unaudited pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and MLI had constituted a single entity during such periods.

                                     Six months ended
                                         June 30,
                                    -------------------
                                      1997       1996
                                    --------  ---------
Net sales                            $  3,958  $  2,657
Net loss                              (16,453)  (15,522)
Net loss per share                      (1.79)    (2.05)


                            INNOVASIVE DEVICES, INC.

   Item 2.   Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

OVERVIEW

Since its inception, Innovasive Devices, Inc. (the "Company") has been primarily engaged in the development, manufacture and marketing of proprietary devices and instrumentation which facilitate the reattachment of soft tissue structures, such as ligaments and tendons, to bones and other tissues. The Company has a limited operating history and has expended significant resources to fund research and development, the establishment of its manufacturing capabilities and the expansion of its marketing and sales organization. The Company plans to continue investing aggressively in these areas. The Company's sales are principally derived from the sale of its family of ROC tissue fasteners and related surgical instrumentation. The Company commenced commercial shipments of its first ROC fastener during 1994 and has since expanded its product offering to include the IDeal Arthroscopic Suture Fastener System, the ROC XS and Mini ROC suture fasteners and the Innovasive COR system for the repair of osteochondral defects.

On June 27, 1997, the Company acquired substantially all of the assets, including intellectual property related to orthopaedic medicine, and assumed substantially all of the liabilities of MedicineLodge, Inc., a Delaware corporation ("MLI") in exchange for 1,885,000 shares of the Company's common stock. MLI was a privately held designer, developer and manufacturer of orthopaedic medical devices, particularly implantable systems and related instrumentation used in minimally invasive arthroscopic procedures to repair injuries to the knee, and had approximately 30 employees located at its Logan, Utah offices. A portion of the purchase price was allocated to in-process research and development, resulting in a charge to the Company's operations of $13,370,000. The excess of cost over the fair value of net assets acquired (goodwill) of $1,231,000 is being amortized over ten years on a straight-line basis. The operating results of MLI are included in the Company's results from the date of acquisition.

The following information should be read in conjunction with the unaudited condensed financial statements and notes thereto included in this Quarterly Report and with the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K filed with the SEC on March 26, 1997.

Any statements in this report expressing the beliefs and expectations of management regarding the Company's future results and performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that involve a number of risks and uncertainties. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks include the receipt of regulatory approvals, progress of product development programs, clinical efficacy of and market demand for the products. Certain of such risks and uncertainties are described in Exhibit 99 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1997.

Results of Operations

Three Months Ended June 30, 1997 compared to the Three Months Ended June 30,
1996

Net sales for the second quarter of 1997 of $1,751,000 increased $663,000 from $1,088,000 for the same period in the prior year. This increase resulted primarily from sales of the Innovasive COR system and increased unit sales of ROC suture fasteners. The COR system, introduced in October

1996, is used to repair osteochondral defects in the knee. In June 1997, the Company introduced the ROC EZ, an improved version of the original ROC fastener used in hardbone applications, and the CuffLink, used to augment tunnels made in the bone for rotator cuff repair procedures. Domestic net sales increased during the second quarter of 1997 over the second quarter of 1996 as a result of an increase in the unit sales of the Company's ROC, ROC XS and Mini Roc suture fasteners and COR systems. International net sales decreased during the second quarter of 1997 from the second quarter of 1996 primarily as a result of an initial stocking sale of ROC tissue fasteners and related surgical instruments to a distributor in Japan in the second quarter of 1996.

Gross profit increased to $1,241,000 in the second quarter of 1997 from $674,000 in the second quarter of 1996. As a percentage of sales, gross profit increased to 70.9% in the second quarter of 1997 from 61.9% in the second quarter of 1996. The increase in gross profit was due primarily to the improved mix of ROC suture fasteners and COR systems sold in the period and higher sales volumes which resulted in improved manufacturing efficiencies.

Selling, general and administrative expenses increased to $1,856,000 in the second quarter of 1997 from $1,157,000 in the second quarter of 1996. The increase resulted primarily from the expansion of the domestic direct sales force, increased salary and travel costs, higher selling commissions resulting from higher sales volume, increased advertising costs and the increased administrative costs associated with operating as a public company.

Research and development expenses increased to $927,000 in the second quarter of 1997 from $596,000 in the second quarter of 1997. The increase was primarily attributable to higher salary and recruitment costs associated with additional personnel required to support new product development. Increases also occurred in expenses related to product development costs and patent preparation and filing costs associated with product development programs.

As a result of the Company's transaction with MLI, the Company incurred a charge to operations of $13,370,000 representing the portion of the purchase price allocated to in-process research and development.

Interest income increased to $286,000 in the second quarter of 1997 from $112,000 in the second quarter of 1996, primarily as a result of the interest received on the investment of the proceeds of the initial public offering closed during the second quarter of 1996.

As a result of the foregoing, the net loss for the second quarter of 1997 was $14,626,000. The net loss, prior to the in-process research and development charge of $13,370,000, increased to $1,256,000 from a loss of $967,000 in the second quarter of 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Net sales for the first six months of 1997 of $3,414,000 increased $1,524,000 from $1,890,000 for the same period in the prior year. This increase resulted primarily from sales of the Innovasive COR system and increased unit sales of ROC suture fasteners. The COR system, introduced in October 1996, is used to repair osteochondral defects in the knee. In June 1997, the Company introduced the ROC EZ, an improved version of the original ROC fastener used in hardbone applications, and the CuffLink, used to augment tunnels made in the bone for rotator cuff repair procedures. Domestic net sales increased during the first six months of 1997 over the same period in the prior year as a result of an increase in the unit sales of the Company's ROC, ROC XS and Mini Roc suture fasteners and COR systems. International net sales decreased during the first six months of 1997 from the same period in the prior year primarily as a result of an initial stocking sale of ROC tissue fasteners and related surgical instruments to a distributor in Japan in the second quarter of 1996.

Gross profit increased to $2,394,000 for the first six months of 1997 from $1,138,000 for the first six months of 1996. As a percentage of sales, gross profit increased to 70.1% for the first six months of 1997 from 60.2% for the first six months of 1996. The increase in gross profit was due primarily to the improved mix of ROC suture fasteners and COR systems sold in the period and higher sales volumes which resulted in improved manufacturing efficiencies.

Selling, general and administrative expenses increased to $3,351,000 for the first six months of 1997 from $2,248,000 for the first six months of 1996. The increase resulted primarily from the expansion of the domestic direct sales force, increased salary and travel costs, higher selling commissions resulting from higher sales volume, increased sample expenses and the increased costs associated with operating as a public company.

Research and development expenses increased to $1,757,000 for the first six months of 1997 from $1,178,000 for the first six months of 1996. The increase was primarily attributable to product development costs and patent preparation
and filing costs associated with product development programs.   Increases also
occurred in expenses related to salary and recruitment costs associated with additional personnel required to support new product development.

As a result of the Company's transaction with MLI, the Company incurred a charge to operations of $13,370,000 representing the portion of the purchase price allocated to in-process research and development.

Net interest income increased to $585,000 for the first six months of 1997 from $174,000 for the first six months of 1996, primarily as a result of the interest received on the investment of the proceeds of the initial public offering closed during the second quarter of 1996.

As a result of the foregoing, the net loss for the first six months of 1997 was $15,499,000. The net loss, prior to the in-process research and development charge of $13,370,000, increased to $2,129,000 for the first six months of 1997 from a loss of $2,114,000 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, working capital amounted to $20.1 million as compared to $22.8 million at December 31, 1996.

Cash used in the Company's operations amounted to $3.0 million for the first six months of 1997 and was comprised of the net loss of $15.5 million, less a non-cash adjustment of $13.4 million for in process research and development resulting from the transaction with MLI, and a net increase in working capital requirements including an increase in accounts receivable as a result of higher sales levels and an increase in inventories to support new product introductions, partially offset by an increase in trade payables.

Cash used for investing activities totaled $5.7 million for the first six months of 1997 resulting from net purchases of marketable securities totaling $4.9 million, capital equipment expenditures totaling $404,000 and direct transaction costs related to the MLI transaction of $372,000. The Company invests its excess cash in marketable securities with maturities of less than two years.

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

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

The Company's Annual and Special Meeting of Stockholders was held on June 27, 1997 in Boston, Massachusetts. All matters submitted to a vote of the Company's stockholders were described in the Company's Proxy Statement dated June 6, 1997. At the meeting, the shareholders:

(1)  elected the following directors for terms expiring in 1999 and 2000:

                              TERM       TOTAL VOTE FOR      TOTAL VOTE WITHHELD
                             EXPIRES      EACH DIRECTOR       FROM EACH DIRECTOR
                             -------     --------------      -------------------
Thomas C. McConnell           2000         5,754,592              431,999
Robert R. Momsen              2000         6,184,991                1,600
Richard B. Caspari, M.D.      2000         6,184,891                1,700
Alan Chervitz                 1999         5,699,900              486,691

(2) approved the acquisition of MedicineLodge, Inc. assets and liabilities and the issuance of common stock therefor;


     For                 5,106,870
     Against                 3,250
     Abstain               430,699
     Broker Non-Votes      645,772

(3) approved the Company's 1996 Omnibus Stock Plan as amended by the Board of Directors;

     For                 4,459,631
     Against               868,899
     Abstain               212,289
     Broker Non-Votes      645,772

(4) approved the Company's 1996 Non-Employee Directors Stock Option Plan as Amended by the Board of Directors;

     For                  4,621,167
     Against                487,502
     Abstain                471,950

     Broker Non-Votes       605,972

(5) ratified the Board of Directors' selection of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1997.


     For                   6,100,475
     Against                     500
     Abstain                  53,516
     Broker Non-Votes         32,100


Item 5.   Other Information
          -----------------

             None

Item 6.   Exhibits and Reports on Form 8-K
          ---------------------------------

        a.  See Exhibit Index, Page 14

        b.  Reports on Form 8-K

        On July 10, 1997 the Company filed a Current Report on Form 8-K, as amended on Form 8-K/A filed on July 30, 1997, to disclose, under the heading of Item 2, Acquisition or Disposition of Assets, the acquisition of substantially all of the assets, including intellectual property related to orthopaedic medicine, and assumption of substantially all of the liabilities of MedicineLodge, Inc., a Delaware corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVASIVE DEVICES, INC,

Date:    August 14, 1997    By:/s/ Richard D. Randall
                            --------------------------
         Richard D. Randall
         President, Chief Executive Officer
         and Director
         (Principal Executive Officer)

Date:    August 14, 1997    By:/s/ James V. Barrile
                            ------------------------
         James V. Barrile
         Executive Vice President of Finance,
         Chief Financial Officer and Treasurer
         (Principal Financial Officer)

                            INNOVASIVE DEVICES, INC.
                                 EXHIBIT INDEX

EXHIBIT                                                                   PAGE

  10.1     EMPLOYMENT AGREEMENT, DATED JUNE 27, 1997, BETWEEN REGISTRANT    15
           AND ALAN CHERVITZ

  10.2     EMPLOYMENT AGREEMENT, DATED JUNE 27, 1997, BETWEEN REGISTRANT    21
           AND T. WADE FALLIN

  10.3     CONSULTING AGREEMENT, DATED JUNE 27, 1997, BETWEEN REGISTRANT    27
           AND RICHARD B. CASPARI, M.D.

  11.1     STATEMENT REGARDING COMPUTATION OF NET LOSS PER SHARE            33
