Form 10-Q
period 1997-09-30
INNOVASIVE DEVICES INC
filed 1997-11-14
CIK 1003608

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarter ended September 30, 1997 Commission file number 0-28492
                          ------------------
--------------------------------------------------------------------------------

                           INNOVASIVE DEVICES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Massachusetts                         04-3132641
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

                            (1)  YES   X      NO
                                     -----       -----
                            (2)  YES          NO   X
                                     -----       -----

The number of shares outstanding of the registrant's common stock as of November 14, 1997 was 9,155,624.

                           INNOVASIVE DEVICES, INC.

                                     INDEX

                                                                                         Page
                                                                                         ----
Part I:   Financial Information

  Item 1.  Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheet at September 30, 1997
             (unaudited) and December 31, 1996                                             3

             Condensed Consolidated Statement of Operations (unaudited) for the
             Three and Nine Months Ended September 30, 1997 and 1996                       4

             Condensed Consolidated Statement of Cash Flows (unaudited) for the
             Nine Months Ended September 30, 1997 and 1996                                 5

             Notes to Unaudited Condensed Consolidated Financial Statements                6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                       8


PART II.  Other Information                                                               12

Signatures                                                                                13

Exhibit Index                                                                             14

                        Part I - Financial Information

                         Item 1. Financial Statements

                           INNOVASIVE DEVICES, INC.
                     Condensed Consolidated Balance Sheet
                                (in thousands)


ASSETS                                                 September 30,    December 31,
                                                           1997            1996
                                                       --------------   ------------
                                                        (unaudited)
Current assets:
   Cash and cash equivalents                               $  2,161       $ 12,825
   Marketable securities                                     13,620          9,861
   Accounts receivable, net of allowance for
     doubtful accounts of $122 at September 30, 1997
     and $89 at December 31, 1996                             1,544            759
   Inventories                                                2,285            859
   Prepaid expenses                                             160            112
                                                           --------       --------
     Total current assets                                    19,770         24,416

   Fixed assets, net                                          1,949            922
   Other assets, net                                          1,393             25
                                                           --------       --------
                                                           $ 23,112       $ 25,363
                                                           ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $    613       $    628
   Accounts payable to related party                            415            170
   Other current liabilities                                    997            777
                                                           --------       --------
     Total current liabilities                                2,025          1,575

Stockholders' equity:
   Common stock                                                   1              1
   Additional paid-in capital                                55,007         39,789
   Accumulated deficit                                      (33,147)       (16,002)
   Deferred compensation                                       (774)          --
                                                           --------       --------
                                                             21,087         23,788
                                                           --------       --------
                                                           $ 23,112       $ 25,363
                                                           ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INNOVASIVE DEVICES, INC.
                 Condensed Consolidated Statement of Operations
                (In thousands, except per share data; unaudited)

                                                           Three months ended                    Nine months ended
                                                              September 30,                         September 30,
                                                       --------------------------           ----------------------------
                                                        1997              1996                 1997               1996
                                                        ----              ----                 ----               ----
Net sales                                              $   1,985       $    1,106           $   5,399          $   2,996

Cost of sales                                                556              399               1,576              1,151
                                                       ---------       ----------           ----------         ---------

   Gross profit                                            1,429              707               3,823              1,845

Selling, general and administrative
   expenses                                                2,282            1,374               5,633              3,622
Research and development                                   1,052              662               2,809              1,840
Purchased in-process research and
   development                                                 -                -              13,370                  -
                                                     -----------       ----------           ---------          ---------

   Loss from operations                                   (1,905)          (1,329)            (17,989)            (3,617)

Interest income, net                                         260              310                 844                484
                                                     -----------       ----------           ---------          ---------

   Net loss                                            ($  1,645)        ($ 1,019)         ($  17,145)         ($  3,133)
                                                     ===========       ==========           =========          =========


Net loss per share                                       ($ 0.18)         ($ 0.14)            ($ 2.17)           ($ 0.51)
                                                     ===========       ==========           =========          =========
   Shares used in computing net loss
    per share                                              9,154            7,260               7,914              6,200
                                                     ===========       ==========           =========          =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           INNOVASIVE DEVICES, INC.
                Condensed Consolidated Statement of Cash Flows
                           (In thousands; unaudited)

                                                                           Nine months ended
                                                                             September 30,
                                                                 -----------------------------------
                                                                         1997              1996
                                                                         ----              ----
Cash flows from operating activities
   Net loss                                                          $  (17,145)       $   (3,133)
   Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
     Depreciation and amortization                                          405               206
     Purchased in-process research and development                       13,370                 -
     Changes in assets and liabilities:
       Accounts receivable, net                                            (773)             (426)
       Inventories                                                       (1,191)             (296)
       Prepaid expenses                                                     (37)              (71)
       Other assets                                                           -              ( 13)
       Accounts payable                                                    (159)             (244)
       Accounts payable to related party                                    245               263
       Other current liabilities                                            129               546
                                                                 ----------------   ----------------
Net cash used for operating activities                                   (5,156)           (3,168)
                                                                 ----------------   ----------------

Cash flows from investing activities
   Purchases of fixed assets                                               (647)             (294)
   Purchases of marketable securities                                   (10,181)                -
   Redemption of marketable securities                                    6,422                 -
   Acquisition of business, net of cash acquired                           (544)                -
                                                                 ----------------   ----------------
Net cash used for investing activities                                   (4,950)             (294)
                                                                 ----------------   ----------------

Cash flows from financing activities
   Repayment of note payable                                               (602)                -
   Proceeds from issuance of preferred stock,
     net of issuance costs                                                    -               926
   Proceeds from issuance of common stock,
     net of issuance costs                                                   44            21,469
                                                                 ----------------   ----------------
Net cash provided by (used for) financing activities                       (558)           22,395
                                                                 ----------------   ----------------

Net increase (decrease) in cash and cash equivalents                    (10,664)           18,933

Cash and cash equivalents at beginning of period                         12,825             5,052
                                                                 ----------------   ----------------

Cash and cash equivalents at end of period                          $     2,161         $  23,985
                                                                 ================   ================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           INNOVASIVE DEVICES, INC.
        Notes to Unaudited Condensed Consolidated Financial Statements

                (In thousands, except share and per share data)


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Innovasive Devices, Inc. (the "Company") include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of September 30, 1997 and the results of operations for the three and nine month periods ended September 30, 1997 and 1996. Results of operations for interim periods are not necessarily indicative of those to be achieved for the full year.

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

2.   Inventories

Inventories consist of the following:

                                            September 30,       December 31,
                                                1997               1996
                                          -----------------   ----------------
                                            (unaudited)
Raw materials                                  $  908              $ 282
Work-in-process                                   370                117
Finished goods                                  1,007                460
                                          -----------------   ----------------

Totals                                         $2,285              $ 859
                                          =================   ================

3.   Net Loss Per Share (unaudited)

Net loss per share is determined by dividing the net loss by the weighted average number of common stock outstanding during the period. The weighted average number of common stock outstanding during the period prior to and including the Company's initial public offering ("IPO") on June 5, 1996 includes the effect of the assumed conversion of all convertible preferred stock prior to the actual conversion which occurred upon the closing of the Company's IPO. Accordingly, net loss per share for the nine month period ending September 30, 1996 is presented on a pro forma basis.

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

                           INNOVASIVE DEVICES, INC.
        Notes to Unaudited Condensed Consolidated Financial Statements

                (In thousands, except share and per share data)


In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.128 ("SFAS No. 128"), "Earnings Per Share." This statement establishes and simplifies standards for computing and presenting earnings per share. SFAS No. 128 will be effective for interim and annual periods ending after December 15, 1997, and requires the restatement of all previously reported earnings per share data that are presented. Early adoption of SFAS No. 128 is not permitted. SFAS No. 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. As the Company has historically reported net losses, earnings per share as computed under the provisions of SFAS No. 128 will not differ from the earnings per share amounts previously reported by the Company.

4.   Deferred compensation

In 1997, the Company issued, under the 1996 Omnibus Stock Plan, 21,500 common stock options to members of its scientific advisory board and 127,000 common stock options to certain consultants in conjunction with the acquisition of MedicineLodge, Inc. (Note 5). The estimated value of these options totaled approximately $848 and was recorded as deferred compensation which is being amortized over the vesting period of the options. The estimated value of each option grant was calculated on the date of grant using the Black-Scholes option-pricing model.

5.   Acquisition

On June 27, 1997, the Company, through a newly formed subsidiary, acquired substantially all of the operating assets of MedicineLodge, Inc. ("MLI"), in exchange for 1,885,000 shares of the Company's common stock valued at $14,326 and the assumption of certain liabilities. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price has been allocated based on the estimated fair value of assets purchased and liabilities assumed upon acquisition. A portion of the purchase price was allocated to in-process research and development, resulting in a charge to the Company's operations of $13,370. The excess of cost over the fair value of net assets acquired (goodwill) of $1,403 is being amortized over ten years on a straight-line basis. The operating results of MLI are included in the Company's results from the date of acquisition.

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

                                                   Nine months ended
                                                     September 30,
                                               -------------------------
                                                   1997         1996
                                                   ----         ----

Net sales                                        $  5,943     $  4,114
Net loss                                          (18,085)     (16,641)
Net loss per share                                  (1.98)       (2.06)

                           INNOVASIVE DEVICES, INC.

   Item 2.   Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Overview

Since its inception, Innovasive Devices, Inc. (the "Company") has been primarily engaged in the development, manufacture and marketing of proprietary devices and instrumentation which facilitate the reattachment of soft tissue structures, such as ligaments and tendons, to bones and other tissues. The Company has a limited operating history and has expended significant resources to fund research and development, the establishment of its manufacturing capabilities and the expansion of its marketing and sales organization. The Company plans to continue investing aggressively in these areas. The Company's sales are principally derived from the sale of its family of ROC tissue fasteners and related surgical instrumentation. The Company commenced commercial shipments of its first ROC fastener during 1994 and has since expanded its product offering to include a broader line of suture fasteners, accessory instruments and the Innovasive COR system for the repair of osteochondral defects.

The Company further broadened its product portfolio with the June 27, 1997 acquisition of MedicineLodge, Inc., a company which designs develops and manufactures orthopaedic medical devices - particularly implants and related instrumentation used in minimally invasive arthroscopic procedures to repair injuries to the knee. The Company acquired substantially all of the assets, including intellectual property related to orthopaedic medicine, and assumed substantially all of the liabilities of MedicineLodge, Inc., a Delaware corporation ("MLI") in exchange for 1,885,000 shares of the Company's common stock . A portion of the purchase price was allocated to in-process research and development, resulting in a charge to the Company's operations of $13,370. The excess of cost over the fair value of net assets acquired (goodwill) of $1,403 is being amortized over ten years on a straight-line basis. The operating results of MLI are included in the Company's results from the date of acquisition.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and with the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K filed with the SEC on March 26, 1997.

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

Results of Operations

Three Months Ended September 30, 1997 compared to the Three Months Ended September 30, 1996

Net sales for the third quarter of 1997 of $1,985,000 increased $879,000 from $1,106,000 for the same period in the prior year. This increase resulted primarily from sales of the Innovasive COR system, not available in the third quarter of 1996, and a higher level of ROC suture fastener sales. The COR system, introduced in October 1996, is used to repair osteochondral defects in the knee. In June 1997, the Company introduced the ROC EZ, an improved version of the original ROC fastener used in hardbone applications, and the CuffLink, used to augment tunnels made in the bone for rotator cuff repair procedures. The ROC EZ and CuffLink both contributed to the increase in net sales for the third quarter versus the prior year. Domestic sales increased during the third quarter of 1997 over the third quarter of 1996 as a result of an increase in the unit sales of the Company's line of suture fasteners, suturing systems, COR systems and incremental sales associated the acquisition of MLI. International net sales decreased during the third quarter of 1997 from the third quarter of 1996, primarily due to a change of distributors in a key market and a decrease in sales of the Company's original ROC suture fasteners as a result of the anticipated launch of the ROC EZ.

Gross profit increased to $1,429,000 in the third quarter of 1997 from $707,000 in the third quarter of 1996. As a percentage of sales, gross profit increased to 72.0% in the third quarter of 1997 from 63.9% in the second quarter of 1996. The increase in gross profit was due primarily to the improved mix of ROC suture fasteners and COR systems sold in the period and higher sales volumes which resulted in improved manufacturing efficiencies.

Selling, general and administrative expenses increased to $2,282,000 in the third quarter of 1997 from $1,374,000 in the third quarter of 1996. The increase resulted primarily from the expansion of the domestic direct sales force, increased salary and travel costs, higher selling commissions resulting from higher sales volume, increased advertising costs and incremental administrative costs associated with the acquisition of MLI.

Research and development expenses increased to $1,052,000 in the third quarter of 1997 from $662,000 in the third quarter of 1996. The increase was primarily attributable to incremental research and development costs associated with the acquisition of MLI and higher salary related costs associated with additional personnel required to support new product development. Increases also occurred in expenses related to product development costs and patent preparation and filing costs associated with product development programs.

Interest income decreased to $260,000 in the third quarter of 1997 from $310,000 in the third quarter of 1996 primarily as a result of investment returns earned on lower average cash balances maintained during the third quarter of 1997 compared to the third quarter of 1996.

As a result of the foregoing, the net loss increased to $1,645,000 in the third quarter of 1997 from a loss of $1,019,000 in the third quarter of 1996.


Nine Months Ended September 30, 1997 compared to Nine Months Ended September 30, 1996

Net sales for the first nine months of 1997 of $5,399,000 increased $2,403,000 from $2,996,000 for the same period in the prior year. This increase resulted primarily from increased sales of ROC suture fasteners and COR systems. The COR system, introduced in October 1996, is used to repair osteochondral defects in the knee. In June 1997, the Company introduced the ROC EZ, an improved version of the original ROC fastener used in hardbone applications, and the CuffLink, used to augment tunnels made in the bone for rotator cuff repair procedures. Domestic net sales increased during the first nine months of 1997 over the same period in the prior year as a result of an increase in sales of the Company's line of suture fasteners, suture systems, and COR systems. International net sales decreased during the first nine months of 1997 from the same period in the prior year primarily as a result of an initial stocking sale of ROC suture fasteners and related surgical instruments to a distributor in Japan in the second quarter of 1996, a transition of distributors in a key market, and a decrease in sales of the Company's original ROC suture fasteners in the third quarter of 1997 as a result of the anticipated launch of the ROC EZ.

Gross profit increased to $3,823,000 for the first nine months of 1997 from $1,845,000 for the first nine months of 1996. As a percentage of sales, gross profit increased to 70.8% for the first nine months of 1997 from 61.6% for the first nine months of 1996. The increase in gross profit was due primarily to the improved mix of ROC suture fasteners and COR systems sold in the period and higher sales volumes which resulted in improved manufacturing efficiencies.

Selling, general and administrative expenses increased to $5,633,000 for the first nine months of 1997 from $3,622,000 for the first nine months of 1996. The increase resulted primarily from the expansion of the domestic direct sales force, increased salary and travel costs, higher selling commissions resulting from higher sales volume, increased sample expenses and incremental administrative costs associated with the acquisition of MLI.

Research and development expenses increased to $2,809,000 for the first nine months of 1997 from $1,840,000 for the first nine months of 1996. The increase was primarily attributable to salary related expenses and recruitment costs associated with additional personnel required to support new product development and incremental research and development costs associated with the acquisition of MLI. Increases also occurred in product development costs and patent preparation and filing costs associated with product development programs.

As a result of the Company's transaction with MLI, the Company incurred a charge to operations of $13,370,000 representing the portion of the purchase price allocated to in-process research and development.

Net interest income increased to $844,000 for the first nine months of 1997 from $484,000 for the first nine months of 1996 primarily as a result of the interest received on the investment of the proceeds of the initial public offering closed during the second quarter of 1996.

As a result of the foregoing, the net loss for the first nine months of 1997 was $17,145,000. The net loss, prior to the in-process research and development charge of $13,370,000, increased to $3,775,000 for the first nine months of 1997 from a loss of $3,133,000 for the same period in the prior year.

Liquidity and Capital Resources

As of September 1997, working capital amounted to $17.7 million as compared to $22.8 million at December 31, 1996.

Cash used in the Company's operations amounted to $5.2 million for the first nine months of 1997 and was comprised of the net loss of $17.1 million, less a non-cash adjustment of $13.4 million for in-process research and development resulting from the MLI transaction, and a net increase in working capital requirements including an increase in accounts receivable as a result of higher sales levels and an increase in inventories to support new product introductions, partially offset by an increase in short term payables.

Cash used for investing activities totaled $4.9 million for the first nine months of 1997 resulting from net purchases of marketable securities totaling $3.7 million, capital equipment expenditures totaling $647,000 and direct transaction costs related to the MLI transaction of $544,000. The Company invests its excess cash in marketable securities with maturities of less than two years.

Cash used for financing activities totaled $558,000 for the first nine months of 1997 resulting primarily from the payment in full of a note payable the Company assumed resulting from the MLI transaction totaling $602,000.

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

             a.   See Exhibit Index, Page 14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVASIVE DEVICES, INC,

Date:    November 14, 1997    By: /s/ Richard D. Randall
                              ---------------------------------------
         Richard D. Randall
         President, Chief Executive Officer
         and Director
         (Principal Executive Officer)

Date:    November 14, 1997    By:/s/ James V. Barrile
                              ---------------------------------------
         James V. Barrile
         Executive Vice President of Finance,
         Chief Financial Officer and Treasurer
         (Principal Financial Officer)

                           INNOVASIVE DEVICES, INC.
                                 EXHIBIT INDEX

Exhibit                                                                    Page

11.1         Statement Regarding Computation of Net Loss per Share           15