Form 10-K
period 1997-12-31
INNOVASIVE DEVICES INC
filed 1998-03-31
CIK 1003608

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Fiscal Year Ended December 31, 1997 Commission file number 0-28492
                            -----------------
--------------------------------------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X         No.
                                          ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on March 24, 1998
, on the Nasdaq Stock Market, was approximately $ 39,975,000.   Shares of Common
Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 1998 the Registrant had 9,170,510 shares of Common Stock outstanding.

PART I

ITEM 1.  BUSINESS

GENERAL

The Company designs, develops, manufactures and markets proprietary tissue repair systems which facilitate the repair of soft tissue injuries. The Company's tissue repair systems are designed to be used in either open surgical or minimally invasive arthroscopic procedures. Performing repairs arthroscopically offers several benefits, including reduced patient trauma and shorter rehabilitation times, resulting in an expedited return to full physical activity. The Company's initial products consisted of the ROC (Radial Osteo Compression) family of suture fasteners and related arthroscopic instruments which are marketed for use in the sports medicine/arthroscopy segment of the orthopaedic market. The Company currently markets a broad based product line within four product platforms: suture fasteners, suturing systems, cartilage repair and anterior cruciate ligament ("ACL") reconstruction products. These product platforms have been developed to drive the emerging growth trends in sports medicine: the movement away from metallic implants in and around the joints and the development of definitive soft tissue repairs to replace existing palliative treatments.

The Company competes in the soft tissue repair segment of the sports medicine/arthroscopic surgery market. The Company markets its products and related instruments principally to sports medicine orthopeadic surgeons who treat and repair soft tissues, within and around joints, which have been damaged by traumatic injury or degenerative disease.

The Company is focusing its efforts on this market primarily because of two factors: the growth of the segment and the potential for improvement over conventional clinical methods and products.

The Company's products are based on unique and proprietary technologies. Based on its existing designs, the Company is developing and currently testing next generation products using bioabsorbable composites, which degrade and absorb into surrounding tissue, and collagen-based biomaterial composites, which remodel into surrounding tissue. In addition, the Company is pursuing opportunities to apply its core technologies outside of orthopaedics.

PRINCIPAL PRODUCTS AND APPLICATIONS

The Company currently markets proprietary devices and instruments encompassing four product platforms: Suture Fasteners, Suture Systems, Cartilage Repair Systems and Anterior Cruciate Ligament ("ACL") Repair Systems. All of the Company's current products have received 510(K) clearance or have been exempted by the FDA from the 510(K) clearance process. The following chart sets forth the product release date, current applications and features and benefits of the Company's principal products:

---------------------------------------------------------------------------------------------------------------------------------
                                INITIAL                 CURRENT
          PRODUCT             RELEASE DATE            APPLICATIONS                      FEATURES AND BENEFITS
---------------------------------------------------------------------------------------------------------------------------------
Suture Fasteners
---------------------------------------------------------------------------------------------------------------------------------
ROC EZ Suture Fastener         June 1997         Shoulder, knee, foot, ankle,       . primary fastener for hard bone
                                                 bladder neck suspension            . all polymer design
                                                                                    . revisable
                                                                                    . available for open and arthroscopic repair
---------------------------------------------------------------------------------------------------------------------------------
ROC XS Suture Fastener        May 1996           Shoulder, bladder neck suspension  . primary fastener for soft bone
                                                                                    . all polymer design
---------------------------------------------------------------------------------------------------------------------------------
MiniROC Suture Fastener       April 1996         Shoulder, hand and wrist           . primary fastener for small bones
                                                                                    . all polymer design
                                                                                    . revisable
                                                                                    . 5mm fastener length
---------------------------------------------------------------------------------------------------------------------------------
Suture Systems
---------------------------------------------------------------------------------------------------------------------------------
Cuff Link                     July 1997          Rotator Cuff                       . prevents suture migration though bone
                                                                                      following rotator cuff repair
                                                                                    . protects the suture/bone interface when
                                                                                      using transosseous tunnels
---------------------------------------------------------------------------------------------------------------------------------
IDeal Suture Grasper          January 1995       Open and arthroscopic knot tying   . 15, 30, 45 and 60 degree angles
                                                                                    . athroscopically sutures tissue without
                                                                                      needles
---------------------------------------------------------------------------------------------------------------------------------
Cartilage Repair
---------------------------------------------------------------------------------------------------------------------------------
COR System                    September 1996     Grafting of bone plugs in the      . cutter allows for precise cutting of bone
                                                 knee                                 plugs
                                                                                    . bone plugs are cleanly transferred to
                                                                                      donor site
                                                                                    . 4, 6 and 8mm cutter diameters
---------------------------------------------------------------------------------------------------------------------------------
ACL Repair
---------------------------------------------------------------------------------------------------------------------------------
Linx HT                       November 1997      ACL soft tissue graft femoral      . Links hamstring directly to bone
                                                 fixation                           . Provides permanent biocompatible fixation
                                                                                    . Strong fixation using conventional
                                                                                      technique
---------------------------------------------------------------------------------------------------------------------------------
Cannulated Interference       August 1997        ACL bone-tendon-bone fixation      . Design minimized tissue trauma
Screw System                                                                        . Locking thread secures bone block
                                                                                      fixation
---------------------------------------------------------------------------------------------------------------------------------
Geo-Fit Screw and Washer      October 1997       ACL soft tissue graft femoral      . Low profile screws and washers minimize
System                                           and tibial fixation                  tissue irritation
                                                                                    . Washers shaped to conform to bone contours
---------------------------------------------------------------------------------------------------------------------------------

In 1997 the Company expanded its line of products beyond the ROC family of suture bone fasteners. New fasteners added to the offering include the 2.8mm and 3.5mm ROC EZ fastener introduced in June of 1997 for shoulder, knee, foot, ankle and bladder neck suspension applications. An arthroscopic version of the ROC XS was also introduced in October 1997.

A new platform of suture system products was started with the July 1997 introduction of the Cuff Link. This product was designed specifically for bone tunnel augmentation in transosseous repair of the rotator cuff.

The Company introduced its first products for ACL repair in August 1997 with the introduction of the Cannulated Interference Screw System. In October 1997 the Geo-Fit Screw and Washer system was introduced for the same application. These products also represent the first offerings resulting from the acquisition of MedicineLodge, Inc. ("MLI"). In November 1997, the Company expanded its ACL repair offerings with the introduction of the Linx HT. This polymer device is designed for direct fixation of soft tissue grafts for femoral fixation.

The Company also introduced an extension of its COR System with the release of the 4mm and 8mm COR System for treating cartilage defects in the knee. These products were based on the successful introduction of the 6mm COR System in September 1996.


PRODUCT DEVELOPMENT

The Company has a variety of new products in various stages of development designed to address a number of clinical needs. The Company does not currently have FDA clearance to market any of these products, other than the Bioabsorbable ROC EZ Suture Fasteners and Arthroscopic Knot Replacement System described below.


NEXT GENERATION SUTURE FASTENERS

Bioabsorbable ROC EZ Suture Fasteners. The Company has been developing bioabsorbable suture fasteners employing the ROC EZ technology. Suitable bioabsorbable materials have been identified, fasteners have been manufactured and pre-clinical testing has been completed. The goal is to develop a suture fastener with mechanical properties similar to the ROC EZ fastener in a format that will degrade and absorb into surrounding tissue after the damaged tissue has securely reattached to the bone. The Company received FDA 510k clearance for this product in February 1998.

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

SUTURE SYSTEMS

Arthroscopic Knot replacement. The Company has developed a device to be used as an alternative to the conventional surgical suture knot. This device can be easily delivered through a cannula when used arthroscopically and will tightly secure suture used in the tissue to bone interface. The Company received 510K clearance in December 1997 and is currently concluding market preference testing.


ACL REPAIR

Modular Staple and Washer System. The Company is in the final phase of development of an integrated modular staple and washer system. This system was developed for the attachment of a soft tissue ACL graft at the tibia. The Company received 510k clearance in October 1996.

Transverse Fixation System. The Company has developed an ACL repair system to address the segment of the market which prefers to remove the repair device after the tissue has healed. This system also provides the surgeon an alternative to conventional ACL fixation techniques. The system primarily consists of a Cross Pin, which is used for soft tissue grafts, and a Set Screw, which is used for bone-patella-bone graft fixation. The Company received 510K clearance in September 1996.


MENISCAL AND CARTILAGE REPAIR

The meniscus is a pad of spongy cartilage tissue which acts as a shock absorber between the two major bones which form the knee. The surfaces of the knee bones are covered by articular cartilage that are the gliding surfaces that allow the knee to bend smoothly. Tears of the meniscus and damage to the articular cartilage are two common orthopaedic injuries. Conventional techniques for meniscal and cartilage repair may be rather tedious, time-consuming and accompanied by risks of complications.

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

RESEARCH AND DEVELOPMENT


The Company's objective is to continue to develop innovative products for the sports medicine/arthroscopy market and to maximize the potential of its core proprietary technology in nonorthopaedic markets. The Company's research and development department currently consists of ten engineers with substantial design experience in the field of orthopeadics and arthroscopy. During the fiscal year ended December 31, 1997 and 1996, the Company incurred expenses of $4.0 million and $2.7 million, respectively, in connection with its research and development efforts.

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


SALES AND MARKETING

The Company's sales and marketing strategy is to focus its efforts on arthroscopic/sports medicine surgeons through a combination of direct sales calls, clinical workshops and presentations to medical arthroscopic surgeons and sports medicine specialists. The Company's clinical sales agents and marketing personnel meet with surgeons to conduct product demonstrations, attend surgical procedures and provide training. Sales and marketing personnel also attend numerous domestic and foreign medical conventions each year where they exhibit and demonstrate the Company's products.

The Company markets its products to surgeons in the United States through a network of seventeen clinical employee sales representatives, 104 independent sales agents and five regional sales managers. In addition to its field sales force, as of March 24, 1998 the Company employed a staff of thirteen corporate marketing, sales and customer service support staff employees. This staff manages clinical training workshops, sales management, print and video promotion, sales data analysis, convention management and international marketing. The Company ships to and invoices its hospital customers directly in the US.

The Company markets its products internationally through fifteen established distributors of orthopaedic medical devices. The Company's products are sold directly to stocking distributors who sell the products to hospitals and clinics. For the year ended December 31, 1997, international sales accounted for 15% of net sales.

The Company also works with a Medical Advisory Board (the MAB) of nine surgeons and a Clinical Advisory Group (the "CAG") of nineteen surgeons located across the United States. The members of the MAB and CAG are opinion leaders in the field of arthroscopy and sports medicine and are affiliated with professional athletic teams, collegiate athletic departments and major orthopaedic hospitals. The Company relies on the MAB and CAG to conduct workshops at which new surgeons train on the use of the Company's products, evaluate products clinically prior to their general market release, present the Company's products at conferences, assist in creating training videos and advise the Company on new surgical and product techniques.

MANUFACTURING AND QUALITY CONTROL

The manufacture of the Company's devices and instruments consists of inspection, assembly, testing, packaging and sterilization of components that have been molded, machined or manufactured by the Company or to the Company's specifications by outside contractors. Samples of sterilized products are sent to a certified laboratory to validate that sterilization procedures have been adequately performed. After this validation, the products are shipped to customers. The Company maintains a high level of quality control and inspects each lot of components to ensure that they comply with the Company's exacting specifications. Most purchased components are available from more than one vendor. For certain of these components, there are relatively few alternative sources of supply and establishment of additional or replacement suppliers for such components cannot be accomplished quickly. Many components are injection molded using Company owned molds. Many polymer components have only one mold and replacement of the molds can take 12 to 16 weeks. Any bioabsorbable materials used in future products will likely be available from a single source. Any supply interruption from single source vendors could have a material adverse effect on the Company's ability to supply products. There is risk that certain suppliers may terminate sales of certain materials to companies that manufacture medical devices in an attempt to limit their potential product liability exposure. If the polymers which are used to manufacture the Company's ROC suture fasteners become unavailable, the Company would be required to identify a new polymer material for the suture fasteners and certify the quality and suitability of the new material. In addition, a new 510(k) clearance would have to be obtained to market products manufactured from the new materials. This process could take a substantial period of time and there is no assurance that the Company would be able to identify, certify or obtain clearance for the new polymer based fasteners. The Company operates manufacturing facilities in Marlborough, MA and Logan UT.

The Company abides by the FDA's Good Manufacturing Practices and the requirements of foreign regulatory agencies. The Marlborough, MA facility received ISO 9001 registration and EN 46001 certification in October 1997. The Logan, UT manufacturing facility is currently pursuing ISO 9001 registration and EN 46001 certification.


RELATIONSHIP WITH COLLAGEN CORPORATION

The Company is a party to a Research and Development Agreement, a Manufacturing and Supply Agreement and a Distribution Agreement with Collagen Corporation, a leading developer of implantable bovine collagen. Pursuant to these agreements, the Company and Collagen Corporation have crosslicensed their respective technologies relating to collagen materials and medical devices. Collagen Corporation holds approximately 9.2% of the Company's Common Stock. Pursuant to an agreement among the Company and certain of its stockholders, Collagen Corporation has the right to designate one member of the Company's Board of Directors so long as it holds at least five percent of the Company's outstanding Common Stock on a fully-diluted basis. David Foster, Sr. Vice President of Collagen Corporation, currently serves as Collagen Corporation's designee on the Company's Board of Directors.

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

The Distribution Agreement provides that Collagen Corporation will have exclusive distribution rights to the Company's 3.5mm, 2.8mm and 1.9mm ROC suture fasteners and collagen-based products developed under the Research and Development Agreement which are labeled for facial plastic surgery or dermatology applications. Under the agreement, the Company will have exclusive distribution rights to collagen-based products developed under the Research and Development Agreement which are labeled for orthopaedic applications. Each party must sell a minimum number of units of products in its exclusive field to maintain exclusivity; otherwise, the other party gains co-exclusive rights to market and distribute products in that field. Under the agreement, a distributing party will purchase products from a manufacturing party at various discounts from the actual average selling price of the products, and Collagen Corporation is required to pay royalties to the Company with respect to Collagen Corporation's net sales of products for which development was funded by the Company pursuant to the Research and Development Agreement.

PATENTS AND PROPRIETARY TECHNOLOGY

The Company believes that a key element of its competitive advantage depends on its ability to develop and maintain proprietary aspects of its technology. To this end, the Company files patent applications to protect technology, inventions and improvements that it believes are significant to the growth of its business. As of March 24, 1998 the Company had 20 issued patents and more than 70 U.S. and foreign patent applications pending. As of March 24, 1998 the Company had rights to license products under 18 issued patents and 2 patents pending. These issued patents and pending patent applications cover its radial osteo compression (ROC) technology, its COR cartilage repair technology, meniscal repair systems, suture systems, ACL repair systems and various surgical tools, systems and methods. As of March 24, 1998 the Company was not subject to material patent infringement claims or litigation or interference proceedings. However, there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents and will not obtain additional proprietary rights relating to materials or processes used or proposed to be used by the Company. Accordingly, there can be no assurance that the Company's products have not, do not or will not infringe any patents or other proprietary rights of third parties.

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


COMPETITION

The Company faces strong competition in the marketplace from large corporations with orthopaedic divisions. Mitek Surgical Products, Inc. ("Mitek"), a division of Johnson & Johnson, the Zimmer division of Bristol-Meyers Squibb Company and the Linvatec division of ConMed Inc., Smith & Nephew Endoscopy, ("Dyonics" and "Acufex"), subsidiaries of Smith & Nephew, Inc., Arthrotek Inc., a division of Biomet, Inc. and Arthrex, Inc., all compete in the Company's market with metal suture anchors and devices for arthroscopic soft tissue reconstruction of the knee. Dyonics currently sells an all plastic design as well as a bioabsorbable suture fastener. These competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than the Company. Mitek, which sells metal barbed anchors and bioabsorbable bone anchors, currently has the largest share of the suture fastener market. The Company also faces competition from smaller companies including Li Medical, Inc. and Orthopaedic Biosystems Ltd., Inc.

The Company believes that its suture fastener products compete favorably against its competition based on a number of factors, including the Company's proprietary radial osteo compression design which permits excellent holding strength in both large and small bones and can be modeled from plastic, bioabsorbable polymers and biomaterials; the revisability of the Company's fasteners; the availability of a proprietary arthroscopic delivery system without the need to tie suture knots for its products; and the small profile of the Company's products when inserted into bone, which permits its fasteners to be deployed in the small bones of the wrist, hand, ankle and foot. Furthermore, the Company believes that its products compete favorably against its competition in soft tissue reconstruction of the knee based on a number of factors, including the Company's proprietary ACL ligament fastener devices for soft tissue reconstruction, which can be modeled from plastic and bioabsorbable polymers. However, there can be no assurance that the Company's competitors will not succeed in developing products and technologies that are more effective or less costly than those that have been or may be developed by the Company.


GOVERNMENT REGULATION

Clinical testing, manufacture and sale of the Company's products are subject to regulation by the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the clinical testing, design, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.


In the United States, medical devices are classified into one of three classes (i.e., Class I, II, or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are generally exempt from the premarket notification (510(K)) and premarket approval regulations. Class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.,g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices).

Before a new device can be introduced in the market, the Company must generally obtain FDA clearance through a 510(k) notification or approval of a Premarket Approval (a "PMA"). A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or a Class III medical device for which the FDA has not called for PMAs. The FDA recently has been requiring more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring submission of clinical trial data. The FDA may determine that the proposed device is not substantially equivalent to a predicate device or that additional information is needed before a substantial equivalence determination can be made. It generally takes from four to twelve months from submission to obtain 510(k) premarket clearance, but the process may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination or a request for additional information could prevent or delay the market introduction of new products that fall into this category and could have a material adverse effect on the Company's business, financial condition or results of operations. For any of the Company's devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission.

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

To date, all of the Company's products have received 510(k) clearance or have been exempted by the

FDA from the 510(k) clearance process. The Company has made modifications to its devices which the Company believes do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice for any device modification, or would not require the Company to submit a new 510(k) notice for any of the changes made to the device. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA. There can be no assurance that any proposed modification will be cleared on a timely basis, if at all.

The Company anticipates that its bioabsorbable devices presently under development will be considered a Class II device subject to the 510(k) clearance process. To the Company's knowledge, collagen-based medical devices currently being marketed have required PMA approval. The Company anticipates that the FDA will require clinical trial data for its biomaterial suture fastener, regardless of which regulatory path the FDA ultimately requires. There can be no assurance the FDA will not determine that the Company's future products, including the bioabsorbable and biomaterial suture fasteners now in development, must adhere to the more costly, lengthy, and uncertain PMA approval process. There also can be no assurance that the Company will obtain FDA clearance or approval for such future products on a timely basis, if at all, or that the FDA will not impose limitations on the intended use of such products as a condition of clearance or approval. Any delay in receipt of, failure to obtain, or limitations on clearance or approval could have a material adverse effect on the Company's business, financial condition or results of operation.

Any devices manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies. Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed Good Manufacturing Practices ("GMP") requirements, which include design, testing, control and documentation requirements. Manufacturers must also comply with Medical Devices Reporting ("MDR") requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

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

The Company has implemented policies and procedures which has allowed the Company to receive ISO 9001 registration and EN 46001 certification. These standards for quality systems in manufacturing have been developed to ensure that companies know, on a worldwide basis, the standards of quality to which they will be held. The European Union has promulgated rules which require that medical products receive the CE mark by mid-1998. The CE mark is an intentional symbol of quality and compliance with applicable European medical device directives. The Company is in the process of CE marking its products. Failure to receive CE mark certification will prohibit the Company from selling its products in Europe. There can be no assurance that the Company will be successful in meeting the certification requirements. ISO 9001 registration is one of the CE mark certification requirements.

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


EMPLOYEES

As of February 28, 1998, the Company employed 125 individuals, 26 of whom were engaged in research and development and regulatory, 46 in manufacturing and quality assurance and 53 in marketing, sales and administrative positions. The Company also contracts with outside consultants. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

ITEM 2.  PROPERTIES

As of December 31, 1997, the Company leased the following facilities:

                                                                                         APPX. SQUARE
               LOCATION                            TYPE OF FACILITY                        FOOTAGE
Marlborough, MA.....................    Executive Offices, Research and Development,         28,000
                                        Manufacturing, Warehousing and Distribution
Attleboro, MA.......................    Research and Development                              2,500
Logan, UT...........................    Research and Development , Manufacturing             12,500




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

FISCAL PERIOD                       HIGH                LOW
-------------                       -----               -----
 First Quarter - 1997             $ 12 3/8            $7 3/4
 Second Quarter - 1997            $ 12 5/8            $9 1/4
 Third Quarter - 1997             $ 11 7/8            $7 7/8
 Fourth Quarter - 1997            $ 10 1/16           $7 1/2


The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain all earnings for the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

On March 24, 1998 there were 84 stockholders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                     YEARS ENDED DECEMBER 31,
                                            -----------------------------------------------------------------------------------
                                                  1997             1996             1995             1994             1993
                                            ---------------  ---------------  ---------------  ---------------  ---------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales                                          $  7,754          $ 4,353          $ 1,234          $   244          $   126
Cost of sales                                         2,232            1,611            1,000              465              263
                                            ---------------  ---------------  ---------------  ---------------  ---------------

Gross profit (loss)                                   5,522            2,742              234             (221)            (137)

Selling, general and administrative
     expenses                                         8,407            4,922            2,435            1,533              914
Purchased in-process research and
     development (1)                                 13,370                -                -                -                -
Research and development
     expenses (2)                                     3,952            2,667            1,597            1,172              922
                                            ---------------  ---------------  ---------------  ---------------  ---------------
Loss from operations                                (20,207)          (4,847)          (3,798)          (2,926)          (1,973)
Interest income (expense), net                        1,053              785               64               34             (238)
                                            ---------------  ---------------  ---------------  ---------------  ---------------

Net loss                                           $(19,154)         $(4,062)         $(3,734)         $(2,892)         $(2,211)
                                            ===============  ===============  ===============  ===============  ===============

Basic and diluted net loss per share                 $(2.33)          $(0.83)          $(2.06)          $(1.79)          $(2.34)
                                            ===============  ===============  ===============  ===============  ===============

Shares used in computing basic and
     diluted net loss per share (3)                   8,225            4,911            1,811            1,621              944
                                            ===============  ===============  ===============  ===============  ===============

                                                                                DECEMBER 31,
                                            -----------------------------------------------------------------------------------
                                                  1997             1996             1995             1994              1993
                                            ---------------  ---------------  ---------------  ---------------  ---------------
                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                          $  2,916          $12,825          $ 5,052          $ 2,051          $   294
Working capital                                      15,885           22,841            4,857            1,628           (3,835)
Total assets                                         21,520           25,363            6,399            3,099              869
Mandatorily redeemable convertible
     preferred stock                                      -                -           13,970            6,993                -
Stockholders' equity (deficit)                     $ 19,197          $23,788          $(8,501)         $(4,759)         $(3,426)


(1)   See Note 2 of Notes to Financial Statements.
(2) Includes research and development costs payable to a related party of $428 in 1997, $664 in 1996 and $265 in 1995.
(3)   See Note 1 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Innovasive Devices, Inc. (the "Company") is primarily engaged in the development, manufacture and marketing of proprietary devices and instrumentation which facilitate the reattachment of soft tissue structures, such as ligaments and tendons, to bones and other tissues. The Company has a limited operating history and has expended significant resources to fund research and development, the establishment of its manufacturing capabilities and the expansion of its marketing and sales organization. The Company plans to continue investing aggressively in these areas. Although the Company's sales have been principally derived from the sale of its family of shoulder related products, the Company now markets four product platforms: suture fasteners, suture systems, cartilage repair products and anterior cruciate ligament ("ACL") reconstruction products.

The Company broadened its product portfolio with the June 27, 1997 acquisition of MedicineLodge, Inc. ("MLI"), a company which designs develops and manufactures orthopaedic medical devices - particularly implants and related instrumentation used in minimally invasive arthroscopic procedures to repair
injuries to the knee.    The Company acquired substantially all of the assets,
including intellectual property, and assumed substantially all of the liabilities of MLI, a Delaware corporation in exchange for 1,885,000 shares of
the Company's common stock .    A portion of the purchase price was allocated to
in-process research and development, resulting in a charge to the Company's operations of $13,370. The excess of cost over the fair value of net assets acquired (goodwill) of $1,403 is being amortized over a ten year period on a straight-line basis. The operating results of MLI are included in the Company's results from the date of acquisition.

The following information should be read in conjunction with the Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report.

Any statements in this report expressing the beliefs and expectations of management regarding the Company's future results and performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that involve a number of risks and uncertainties. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks include the receipt of regulatory approvals, progress of product development programs, manufacturing of higher volume product requirements, clinical efficacy of and market demand for the products and the establishment of an effective distribution channel. Certain of such risks and uncertainties are described in Exhibit 99 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND 1996

Net sales increased to $7.8 million for the year ended December 31, 1997 from $4.4 million for the year ended December 31, 1996. Sales of shoulder related products, including the Company's family of ROC suture fasteners, suture systems and related surgical instrumentation increased to $5.9 million for the year ended December 31, 1997 from $4.1 million in the prior year. In June 1997, the Company introduced the ROC EZ, an improved version of the original ROC fastener used in hardbone applications, and the CuffLink, used to augment tunnels made in the bone for rotator cuff repair procedures. Sales of the Company's knee related products increased to $1.7 million for the year ended December 31, 1997 from $0.3 million in the prior year. The COR system, introduced in October 1996, used to repair osteochondral defects in the knee, and the Linx HT, introduced in December 1997, used to facilitate repair of the ACL, both contributed to the increase in knee related products for the year ended December 31, 1997 over the prior year.

Domestic sales increased to $6.6 million for the year ended December 31, 1997 from $3.2 million in the prior year. The increase was attributable to an increase in the unit sales and expansion of the Company's line of shoulder and knee related product offerings and the expansion of the Company's direct sales force and domestic distribution network.

International sales, which are denominated in US dollars, decreased to $1.1 million for the year ended December 31, 1997 from $1.2 million in the prior year. The decrease was primarily a result of a delay in the regulatory process for the release of the ROC EZ in certain international markets and a transition of an international distributor.

Gross profit increased to $5.5 million for the year ended December 31, 1997 from $2.7 million in the prior year. As a percentage of net sales, gross profit increased to 71% for the year ended December 31, 1997 from 63% for the year ended December 31, 1996. The increase in gross profit was primarily due to the increased sales of higher margin implants and the efficiencies resulting from increased production volumes.

Selling, general and administrative expenses increased to $8.4 million for the year ended December 31, 1997 from $4.9 million for the year ended December 31, 1996. The increase resulted primarily from higher commission expense on the increased sales volume and the expansion of the domestic direct sales force and external distribution network. The Company also experienced cost increases in the following areas : salary and travel, product sample expenses, product advertising, depreciation and incremental administrative costs resulting from the acquisition of MLI on June 27, 1997.

Research and development expenses increased to $4.0 million for the year ended December 31, 1997 from $2.7 million for the year ended December 31, 1996. The increase was primarily attributable to the following: research and development costs incurred by MLI to support research project in process at the time of the acquisition, product development costs in support of the Company's meniscal repair and bioabsorbable programs, compensation related to the grant of stock options and patent preparation and filing costs.

As a result of the Company's transaction with MLI, the Company incurred a charge to operations of $13,370,000 representing the portion of the purchase price allocated to in-process research and development.

Net interest income increased to $1.1 million for the year ended December 31, 1997 from $785,000 for the year ended December 31, 1996. The primary reason for the increase was due to investment returns earned on higher average cash balances resulting from the proceeds of the initial public offering closed during the second quarter of 1996.

As a result of the foregoing, the net loss increased to $19.2 million for the year ended December 31, 1997 from $4.1 million for the year ended December 31, 1996.


YEARS ENDED DECEMBER 31, 1996 AND 1995

Net sales increased to $4.4 million for the year ended December 31, 1996 from $1.2 million for the year ended December 31, 1995. Sales of ROC suture fasteners and related surgical instruments increased to $4.1 million for the year ended December 31, 1996 from $1.1 million for the year ended December 31, 1995. The introduction of additional ROC suture fasteners and the expansion of the direct sales force contributed to the increase in domestic sales, which increased to $3.2 million from $1.0 million in the prior year. In the second quarter of 1996, the Company introduced the ROC XS and Mini-ROC suture fasteners, extending its ROC suture fastener product line. In the fourth quarter of 1996, the Company introduced the COR system, an articular cartilage repair system, which represented an expansion of its product offerings from shoulder and small joint applications to a third clinical area, the knee. International sales, which are denominated in US dollars, increased to $1.2 million from $188,000 in the prior year primarily due to the expansion of the product offering and the addition of international distributors. The $1.2 million of international sales for the year ended December 31, 1996 were derived from Japan (48.4%), Europe (36.4%) Africa (10.2%) and other countries (5.0%). The $188,000 of international sales for the year ended December 31, 1995 were derived from Europe (88.0%) and Africa (12.0%).

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company had cash, cash equivalents and marketable securities of $13.5 million as compared to a balance of $22.7 million on December 31, 1996. Working capital decreased to $15.9 million from $22.8 million in 1996.

Cash used in the Company's operations increased to $7.3 million for the year ended December 31, 1997 from $4.2 million in 1996. The net loss in 1997 increased to $19.2 million, which included a $13.4 million non-cash charge for in-process research and development resulting from the MLI transaction, from $4.1 million in 1996. Accounts receivable increased to $1.6 million in 1997 from $759,000 in 1996 as a result of increased sales volume. Inventories increased to $2.9 million in 1997 from $859,000 in 1996. The increase was primarily attributable to the production of knee related products as the Company prepares to expand its product offerings related to ACL repair, increased inventory levels to support higher sales volumes and inventory acquired in the MLI transaction.

Cash used in investing activities totaled $2.1 million in 1997 resulting from capital expenditures of $856,000, net purchases of marketable securities of $743,000, and direct transaction costs related to the MLI transaction of $544,000.

Cash used for financing activities totaled $485,000 in 1997 resulting primarily from the payment in full of a note payable the Company assumed resulting from the MLI transaction totaling $602,000.

The Company's future liquidity and capital requirements will depend upon the progress of the research and development programs, regulatory matters and the expansion of its manufacturing capabilities to satisfy increasing volume requirements. In addition, the Company's capital requirements will depend upon, among other factors, the timing of the establishment of effective sales channels in the United States and abroad and the extent to which the Company's products gain market acceptance. Therefore the Company cannot provide assurances that it will not require additional financing in the future. If additional financing is necessary, the Company would seek to raise these funds through bank facilities or debt or equity offerings. There can be no assurance that such funds would be available on terms acceptable to the Company.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on representations made by the Company's business software systems vendor, the Company believes that its business software system is year 2000 compliant. However, the Company has not yet initiated formal testing of its business software system and has not yet engaged in formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 issue. However, as the Company's computer system does not currently interact with those of its major suppliers and customers, it is not expected that the Year 2000 issue would have a material impact on the Company's future operating results or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            INNOVASIVE DEVICES, INC.

                   INDEX TO COSOLIDATED FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----

Report of Independent Accountants                                     21

Consolidated Balance Sheet at December 31, 1997 and 1996              22

Consolidated Statement of Operations for the three years ended        23
    December 31, 1997

Consolidated Statement of Stockholders' Equity (Deficit) for the      24
     three years ended December 31, 1997

Consolidated Statement of Cash Flows for the three years ended        25
     December 31, 1997

Notes to Consolidated Financial Statements                            26

Financial Statement Schedule:

II.  Valuation and Qualifying Accounts and Reserves for the three     41
     years ended December 31, 1997

All other schedules are omitted because they are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Innovasive Devices, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Innovasive Devices, Inc. and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Boston,  Massachusetts
February 19, 1998

                           INNOVASIVE DEVICES, INC.

                          CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)


ASSETS                                                                              DECEMBER 31,
                                                                          ------------------------------
                                                                                1997            1996
                                                                          ----------------  ------------
Current assets:
     Cash and cash equivalents                                                    $  2,916       $ 12,825
     Marketable securities                                                          10,604          9,861
     Accounts receivable, net of allowance for
        doubtful accounts of $121 and $89 at
        December 31, 1997 and 1996, respectively                                     1,625            759
     Inventories                                                                     2,947            859
     Prepaid expenses                                                                  116            112
                                                                          ----------------  -------------
        Total current assets                                                        18,208         24,416
     Fixed assets, net                                                               1,960            922
     Goodwill, net                                                                   1,326              -
     Other assets                                                                       26             25
                                                                          ----------------  -------------
                                                                                  $ 21,520       $ 25,363
                                                                          ================  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                             $    809       $    628
     Accounts payable to related party                                                 392            170
     Accrued expenses                                                                1,122            777
                                                                          ----------------  -------------
        Total current liabilities                                                    2,323          1,575
                                                                          ----------------  -------------

Stockholders equity:
     Common stock, $.0001 par value;
            shares authorized: 15,000,000;
            shares issued and outstanding: 9,164,848 and
            7,260,408 at December 31, 1997 and 1996, respectively                        1              1
     Additional paid-in capital                                                     54,702         39,789
     Accumulated deficit                                                           (35,156)       (16,002)
     Deferred compensation                                                            (350)             -
                                                                          ----------------  -------------

                Total stockholders' equity                                          19,197         23,788
Commitments (Note 14)                                                                    -              -
                                                                          ----------------  -------------
                                                                                  $ 21,520       $ 25,363
                                                                          ================  =============


  The accompanying notes are an integral part of  the consolidated  financial statements.

                           INNOVASIVE DEVICES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)



                                                                         Year Ended December 31,
                                                        ---------------------------------------------------------
                                                              1997                 1996                 1995
                                                        ----------------     ----------------     ----------------

Net sales                                                      $  7,754              $ 4,353              $ 1,234

Cost of sales                                                     2,232                1,611                1,000
                                                        ----------------     ----------------     ----------------

     Gross profit                                                 5,522                2,742                  234

Selling, general and  administrative  expenses                    8,407                4,922                2,435
Research and development                                          3,524                2,003                1,332
Research and development - related party                            428                  664                  265
Purchased in-process research and
    development                                                  13,370                    -                    -
                                                        ----------------     ----------------     ----------------

     Loss from operations                                       (20,207)              (4,847)              (3,798)

Interest income                                                   1,053                  785                   84
Interest expense                                                      -                    -                  (20)
                                                        ----------------     ----------------     ----------------

     Net loss                                                  $(19,154)             $(4,062)             $(3,734)
                                                        ===============      ================     ================

         Basic and diluted net loss
                per share (Note 1)                              $( 2.33)             $( 0.83)              $(2.06)
                                                        ===============      ================     ================

         Shares used in computing basic and
                diluted net loss per share                        8,225                4,911                1,811
                                                        ===============      ================     ================



  The accompanying notes are an integral part of  the  consolidated financial statements.

                           INNOVASIVE DEVICES, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (In thousands, except share data)



                                    COMMON STOCK
                                --------------------
                                  NUMBER              ADDITIONAL                                                       TOTAL
                                    OF        PAR      PAID-IN      ACCUMULATED     TREASURY       DEFERRED        STOCKHOLDER'S
                                  SHARES     VALUE     CAPITAL        DEFICIT         STOCK      COMPENSATION     EQUITY (DEFICIT)
                                -----------  -----    ----------    ------------    ---------    -------------    ----------------
Balance at December 31, 1994      1,815,922     $1       $ 3,459       $ (8,194)        $(25)           $   -            $ (4,759)
Accretion of Series A and
  Series B mandatorily
  redeemable preferred stock
  to redemption value                                                        (8)                                               (8)
Net loss                                                                 (3,734)                                           (3,734)
                                -----------  -----    ----------    ------------    ---------    -------------    ----------------
Balance at December 31, 1995      1,815,922      1         3,459        (11,936)         (25)               -              (8,501)
Accretion of Series A and
  Series B  mandatorily
  redeemable preferred stock
  to redemption value                                                        (4)                                               (4)
Issuance of common stock
  under stock option plan             5,111      -             9                                                                9
Conversion of Series A and
  Series B  mandatorily
  redeemable preferred stock
  into common stock                              -
  (Note 9)                        3,543,819               14,901                                                           14,901
Issuance of common stock,
  net of issuance costs of
  $2,305                          1,895,556      -        21,420                          25                               21,445
Net loss                                                                 (4,062)                                           (4,062)
                                -----------  -----    ----------    ------------    ---------    -------------    ----------------
Balance at December 31, 1996      7,260,408      1        39,789        (16,002)           -                -              23,788
Issuance of common stock
  under stock option plan             9,940      -            35                                                               35
Issuance of common stock -
  acquisition of business
  (Note 2)                        1,885,000      -        14,326                                                           14,326
Issuance of common stock
  under employee stock
  purchase plan (Note 11)             9,500      -            82                                                               82
Compensation related to the
  grant of common stock
  options                                                    470                                         (470)                  -
Amortization of deferred
  compensation                                                                                            120                 120
Net loss                                                                (19,154)                                          (19,154)
                                -----------  -----    ----------    ------------    ---------    -------------    ----------------

Balance at December 31, 1997      9,164,848     $1       $54,702       $(35,156)        $  -            $(350)           $ 19,197
                                ===========  =====    ==========    ============    =========    =============    ================



  The accompanying notes are an integral part of  the  consolidated financial statements.

                           INNOVASIVE DEVICES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                       (In thousands, except share data)

                                                                                        DECEMBER 31,
                                                                          -------------------------------------
                                                                               1997         1996         1995
                                                                          -----------   ----------    ---------
Cash flows from operating activities
     Net loss                                                                $(19,154)    $ (4,062)     $(3,734)
     Adjustments to reconcile net loss to net cash
          provided by (used for) operating activities:
          Depreciation and amortization                                           571          273          202
          Amortization of deferred compensation                                   120            -            -
          Purchased in-process research and development                        13,370            -            -
          Changes in assets and liabilities:
               Accounts receivable                                               (854)        (476)        (213)
               Inventories                                                     (1,853)        (454)         (67)
               Prepaid expenses                                                     7          (64)         (14)
               Other assets                                                        (1)         (13)           1
               Accounts payable                                                    37          169          205
               Accounts payable to related party                                  222          (95)         265
               Accrued expenses                                                   254          571           60
                                                                            ----------   ----------    ---------
Net cash used for operating activities                                         (7,281)      (4,151)      (3,295)

Cash flows from investing activities
     Purchases of fixed assets                                                   (856)        (596)        (208)
     Purchases of marketable securities                                       (11,374)      (9,861)           -
     Redemption of marketable securities                                       10,631            -            -
     Acquisition of business, net of cash acquired                               (544)           -            -
                                                                            ----------   ----------    ---------
Net cash used for investing activities                                         (2,143)     (10,457)        (208)

Cash flows from financing activities
     Proceeds from issuance of preferred stock,
          net of issuance costs                                                     -          927        5,968
     Proceeds from issuance of common stock,
          net of issuance costs                                                   117       21,454            -
     Principal payments on note payable                                          (602)           -         (464)
     Proceeds from issuance of convertible note payable                             -            -        1,000

                                                                            ----------   ----------    ---------
Net cash provided by (used for) financing activities                             (485)      22,381        6,504
                                                                            ----------   ----------    ---------

Net increase (decrease) in cash and cash equivalents                           (9,909)       7,773        3,001

Cash and cash equivalents at beginning of period                               12,825        5,052        2,051
                                                                            ----------   ----------    ---------

Cash and cash equivalents at end of period                                   $  2,916     $ 12,825      $ 5,052
                                                                            ==========   ==========    =========

Supplemental disclosure of cash flow information
     Cash paid for interest                                                  $      -     $      -      $    44
                                                                            ==========   ==========    =========

Supplemental disclosure of non-cash financing activities:

In June 1997, the Company acquired substantially all of the operating assets of MedicineLodge, Inc. in exchange for 1,885,000 shares of the Company's common stock and the asuumtion of certain liabilities. (Note 2)

In connection with the issuance of Series B preferred stock in 1995, holders of convertible notes payable totaling $1,000 accepted 467,290 shares of Series B preferred stock as consideration for full payment of these obligations.

   The accompanying notes are an integral part of the consolidated financial statements.

                           INNOVASIVE DEVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                       (In thousands, except share data)


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


   PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.


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


   The Company accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the provision of SFAS No. 115, the Company has classified its investments as "available-for-sale" and any associated unrealized gains or losses, if material, are recorded as a separate component of equity until realized. At December 31, 1997 and 1996, any unrealized gains or losses were immaterial.


   INVENTORIES

   Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out method.


   FIXED ASSETS

   Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Repair and maintenance costs are expensed as incurred.

                           INNOVASIVE DEVICES, INC.

                       (In thousands, except share data)



   GOODWILL

   Goodwill represents the excess of cost over the fair value of net assets acquired, and is being amortized on a straight-line basis over the estimated
   useful life of ten years.   Accumulated amortization at December 31, 1997
   totaled $77.


   BASIC AND DILUTED NET LOSS PER SHARE

   In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which supersedes Accounting Principles Board Opinion No. 15 and specifies the computation, presentation and disclosure requirements of earning per share. SFAS No. 128 requires the presentation of "basic" and "diluted" earnings per share. Basic earnings per share is computed by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of common shares outstanding and potential dilutive common shares outstanding for the period. The Company adopted SFAS No. 128 in the fourth quarter of 1997. All prior periods earnings per share amounts have been restated to comply with SFAS No. 128.

   For each of the years presented, basic and diluted earnings per share are the same due to the antidilutive effect of potential common shares outstanding. Antidilutive potential common shares excluded from the 1997, 1996 and 1995 computation include 1,505,608, 732,536 and 478,878 common shares, respectively, issuable upon the exercise of stock options. Antidilutive potential common shares excluded from the 1995 computation also includes 3,374,274 common shares issuable upon the conversion of redeemable convertible preferred stock.

   In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 98, which supersedes SAB No. 83 and includes new guidance with respect to the calculation of earnings per share in an initial public offering ("IPO") and reporting of historical earnings per share. SAB No. 98 now requires the reporting of historical earnings per share for all periods prior to an IPO, even in situations where the entities capital structure was not indicative of the ongoing entity. The Company had previously reported earnings per share for periods through June 1996 (the closing of the Company's IPO) on a pro forma basis. The Company adopted SAB No. 98 in February 1998, accordingly, pro forma earnings per share previously reported for 1996 and 1995 have been eliminated and replaced with historical earnings per share.

   STOCK-BASED COMPENSATION

   Stock-based compensation awards to employees under the Company's stock plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

                            INNOVASIVE DEVICES, INC.

                       (In thousands, except share data)



   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at December 31, 1997 and 1996, and the reported amounts of revenues and expenses during the three years in the period ended December 31, 1997. Actual results could differ from those estimates.


2. ACQUISITION

   On June 27, 1997, the Company, through a newly formed subsidiary, acquired substantially all of the operating assets of MedicineLodge, Inc. ("MLI"), in exchange for 1,885,000 shares of the Company's common stock valued at $14,326 and the assumption of certain liabilities. MLI designs, develops, manufactures and is in the early stages of marketing proprietary surgical implants which facilitate the repair of the Anterior Cruciate Ligament (ACL) of the knee. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price has been allocated based on the estimated fair value of assets purchased and liabilities assumed upon acquisition. A portion of the purchase price relating to research projects which had not yet reached technological feasability and had no alternative future use, was allocated to in-process research and development, resulting in a charge to the Company's operations of $13,370. The excess of cost over the fair value of net assets acquired (goodwill) of $1,403 is being amortized over 10 years on a straight-line basis. The operating results of MLI are included in the Company's results from the date of acquisition.

   The following unaudited pro forma summary combines the results of operations of the Company and MLI as if the acquisition had occurred at the beginning of 1997 and 1996, after giving effect to certain adjustments, including the write-off of purchased in-process research and development and amortization of goodwill. The unaudited pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and MLI had constituted a single entity during such periods.

                                                        YEAR ENDED
                                                        DECEMBER 31,
                                           ---------------------------------------
                                                1997                   1996
                                           ----------------      ------------------
   Net sales                                    $  8,298                $  5,659
   Net loss                                      (20,080)                (18,849)
   Basic and diluted net loss per share         $  (2.19)               $  (1.74)

                            INNOVASIVE DEVICES, INC.

                       (In thousands, except share data)



3. MARKETABLE SECURITIES

   The amortized cost of available-for-sale securities (including accrued interest), which approximates fair value, consists of the following:



                                                     DECEMBER 31,
                                           ----------------------------------
                                                1997                 1996
                                           -----------           ------------
   Corporate debt securities                   $ 6,779              $ 10,176
   U.S. government agency obligations            5,011                 7,154
   Money market instruments                      1,694                 2,817
                                           -----------           -----------
        Total available for sale                13,484                20,147

   Less cash equivalents                        (2,880)              (10,286)
                                           -----------           -----------
        Total marketable securities            $10,604               $ 9,861
                                           ===========           ===========

   The amortized cost of the Company's investment in debt securities at December 31, 1997 was comprised of $9.3 million due in one year or less and $2.5 million due in one to two years. Due to the short-term nature of the investments, expected maturities and contractual maturities are normally the same.

   The Company did not realize any gains or losses on available-for-sale securities during the three years ended December 31, 1997 as the securities have been held to maturity.

4. INVENTORIES

   Inventories consist of the following:


                                     DECEMBER 31,
                          -------------------------------
                             1997                  1996
                          ----------             --------
   Raw materials              $1,360                 $282
   Work-in-process               329                  117
   Finished goods              1,258                  460
                          ----------             --------
                              $2,947                 $859
                          ==========             ========


   Inventories are shown net of a reserve which has been established to provide for estimated losses arising from inventory obsolescence. The Company estimates its reserve requirement for obsolete inventory based upon such factors as the aging of inventory, historical usage, projected sales and the impact of new product introductions. Amounts charged to cost of sales relating to the obsolescence reserve were approximately $309, $293 and $233 in 1997, 1996 and 1995, respectively.

                            INNOVASIVE DEVICES, INC.

                       (In thousands, except share data)



5. FIXED ASSETS

   Fixed assets consist of the following:


                                                                        DECEMBER 31,
                                         USEFUL LIFE    --------------------------------------------
                                         IN YEARS               1997                     1996
                                                        ------------------      --------------------

Furniture and fixtures                     3 - 7                   $1,042                    $  555
Machinery and equipment                        5                      995                       318
Leasehold improvements                         3                      141                        53
Tooling                                    3 - 5                      916                       636
                                                        ------------------      --------------------

                                                                     3,094                     1,562
Less - Accumulated depreciation
            and amortization                                         1,134                       640
                                                        ------------------      --------------------
                                                                    $1,960                    $  922
                                                        ==================      ====================


   Depreciation and amortization expense relating to fixed assets was $522, $273 and $202 for 1997, 1996 and 1995, respectively.



6. ACCRUED EXPENSES

   Accrued expenses consists of the following:

                                                                     DECEMBER 31,
                                                         ----------------------------------
                                                               1997                 1996
                                                         ---------------     ---------------
   Employee compensation and benefits                           $ 445                  $284
   Commissions                                                    250                   106
   Professional fees                                              164                   189
   Other                                                          263                   198
                                                         ------------         -------------
                                                               $1,122                  $777
                                                         ============         =============



7. NOTE PAYABLE


   In connection with the acquisition of MLI in June 1997 (Note 2), the Company assumed a note payable in the amount of $602. The Company paid the note in full in July 1997.

                            INNOVASIVE DEVICES, INC.

                       (In thousands, except share data)


8. INCOME TAXES

   The provision (benefit) for incomes taxes was as follows:



                                                          DECEMBER 31,
                                  ---------------------------------------------------------
                                          1997                  1996              1995
                                  -------------------   -------------------   -------------
Deferred tax benefit
   Federal                                $(1,941)           $(1,337)           $(1,204)
   State                                     (579)              (383)              (397)
                                       ----------         ----------         ----------
Total deferred                             (2,520)            (1,720)            (1,601)
Tax asset valuation allowance               2,520              1,720              1,601
                                       ----------         ----------         ----------
                                          $     -            $     -            $     -
                                       ==========         ==========         ==========


   Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under SFAS No. 109, the benefit associated with future deductible temporary differences is recognized if it is more likely than not that a benefit will be realized. Based on historical evidence of net losses, the Company has recorded a valuation allowance that offsets all net deferred tax assets. Principal components of the deferred tax assets and liabilities included on the balance sheet at December 31, 1997 and 1996 were as follows:


                                                               DECEMBER 31,
                                                    ---------------------------------------
                                                           1997                  1996
                                                    -------------------    ----------------
   Deferred tax assets:
      Net operating loss carryforwards                   $ 6,217                $ 4,093
      Inventory                                              404                    290
      Research and development tax credit                    407                    204
      Other items                                            268                    189
                                                     -----------              ---------
   Gross deferred tax assets                               7,296                  4,776
   Deferred tax asset valuation allowance                 (7,296)                (4,776)
                                                     -----------              ---------
                                                         $     -                $     -
                                                    ============              =========


   A reconciliation between the amount of reported tax benefit and the amount computed using the U.S. Federal statutory rate of 35% for 1997, 1996 and 1995 follows:



                                                                           DECEMBER 31,
                                                  -------------------------------------------------------------
                                                          1997                 1996                   1995
                                                  -------------------    -------------------    ---------------
   Tax benefit at statutory rate                       $(6,704)                 $(1,422)              $(1,307)
   State tax, net of federal benefit                      (307)                    (196)                 (273)
   In-process research and development
      charge for the purchase of MLI                     4,680                        -                     -
   Research and development credit                        (209)                    (107)                  (19)
   Other                                                    20                        5                    (2)
                                                     ---------                 --------             ---------
                                                       (2,520)                   (1,720)               (1,601)
   Increase in valuation allowance                      2,520                     1,720                 1,601
                                                     ---------                 --------             ---------
                                                      $      -                  $     -              $      -
                                                     =========                 =========             =========

                            INNOVASIVE DEVICES, INC.

                       (In thousands, except share data)



    The Company has U.S. Federal net operating loss carryforwards of approximately $15.1 million and tax credit carryforwards of approximately $282. The operating loss and tax credit carryforwards expire in the years 2009 through 2012.

    An ownership change, as defined by Section 382 of the Internal Revenue Code, resulting from the Company's initial public offering in June 1996, will limit the utilization of net operating loss and tax credit carryforwards generated prior to June 1996 to approximately $3.9 million per year. Subsequent significant ownership changes could, however, further limit the utilization of these carryforwards in future years.


9.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

    In February and March 1994, the Company issued 4,260,337 shares of Series A mandatorily redeemable convertible preferred stock ("Series A Preferred Stock") and 695,032 shares of common stock. Upon issuance of the preferred stock and the common stock, the Company received net proceeds of $6 million and converted notes payable in the amount of $2.5 million plus accrued interest of $107.

    In October 1995, the Company issued 3,271,000 shares of Series B mandatorily redeemable convertible preferred stock ("Series B Preferred Stock"). Upon issuance, the Company received net proceeds of $6 million and converted notes payable in the amount of $1 million which was issued in August 1995 in the form of a bridge loan.

    In January 1996, the Company issued an additional 442,235 shares of Series B Preferred Stock, resulting in net proceeds to the Company of $927.


    All shares of Series A and Series B Preferred Stock converted into 3,543,819 shares of common stock at the conversion ratio of 2.25 shares of Preferred Stock for each share of common stock upon the closing of the Company's initial public offering in June 1996.


10. STOCKHOLDERS' EQUITY


    REVERSE COMMON STOCK SPLIT

    A 1-for-2.25 reverse stock split of the Company's common stock became effective on May 7,1996. All shares of common stock, options and per share amounts included in the accompanying financial statements have been adjusted to give retroactive effect to the reverse stock split for all years presented.


    INITIAL PUBLIC OFFERING

    In June 1996, the Company completed an initial public offering of 1,900,000 shares of its common stock. The net proceeds to the Company were approximately $21.5 million.

                           INNOVASIVE DEVICES, INC.

                       (In thousands, except share data)


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


11. STOCK PLAN

    The Company maintains three stock plans which provide for the granting of incentive stock options, non-qualified stock options and restricted stock to employees, directors and certain other individuals.

    The 1992 Stock Option Plan (the "1992 Plan") provides for the issuance of a maximum of 692,869 shares of common stock pursuant to the grant of incentive and non-qualified stock options. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair market value per common share on the date of such grant (not less than 110% of such value in the case of holders of 10% or more of the total combined voting power of all classes of the Company's stock). Non-qualified options may be granted to any employee, officer, director or consultant at an exercise price per share to be specified by the Board of Directors on the date of grant. Options granted under the 1992 Plan are exercisable over periods determined by the Board of Directors, not to exceed ten years from the date of grant. The Company does not intend to issue any additional options under the 1992 Plan, but options that are forfeited will become available for grant under the 1996 Omnibus Stock Plan (the "Omnibus Plan").

    Under the terms of the Omnibus Plan, employees, directors and certain other individuals may be awarded incentive stock options, nonqualified stock options or restricted stock. The Omnibus Plan provides for the issuance of a maximum of 800,000 shares of common stock, plus such additional number of shares that become available due to the forfeiture of options granted under the 1992 Plan. The term of each option cannot exceed ten years (five years for options granted to holders of 10% or more of the total voting power of all classes of the Company's stock). Incentive stock options must be granted at an exercise price equal to the fair market value of the stock on the date of grant and vest over a period not to exceed 10 years.

    The 1996 Non-Employee Director Stock Option Plan (the "Director Plan") provides for the grant of options for the purchase of up to 150,000 shares of common stock of the Company. Under the terms of the Director Plan, each non-employee director will receive an option to purchase 2,500 shares of common stock at each annual meeting of stockholders. In addition, each new non-employee director will receive upon his or her initial

                            INNOVASIVE DEVICES, INC.

                       (In thousands, except share data)



    election an option to purchase 10,000 shares of common stock. The term of each option cannot exceed ten years. All options granted under the Directors plan will be at an exercise price equal to the fair market value of the stock on the date of grant and will vest evenly over a four year period.



    Stock option activity is summarized as follows:



                                                                           WEIGHTED
                                                    NUMBER OF               AVERAGE
                                                     SHARES             EXERCISE PRICE
                                              -------------------    -------------------
    Outstanding at December 31, 1994               433,641                      $1.80
         Granted                                    49,548                       1.69
         Forfeited                                  (4,311)                      1.69
         Exercised                                       -
                                               -----------
    Outstanding at December 31, 1995               478,878                       1.78
         Granted                                   262,324                       7.34
         Forfeited                                  (3,555)                      2.47
         Exercised                                  (5,111)                      1.69
                                               -----------
    Outstanding at December 31, 1996               732,536                       3.77
         Granted                                   807,100                      10.35
         Forfeited                                 (24,628)                      8.18
         Exercised                                  (9,940)                      3.55
                                               -----------
    Outstanding at December 31, 1997             1,505,068                      $7.23
                                               ===========


    The number and weighted average exercise price of options exercisable at December 31, 1997, 1996 and 1995 is 421,738 and $2.58; 284,222 and $1.81 and
    141,889 and $1.82, respectively.


    The following table summarizes information about stock options outstanding at December 31, 1997:


                           OPTIONS OUTSTANDING
-------------------------------------------------------------------------
                                                      WEIGHTED AVERAGE
                                  NUMBER           REMINING  CONTRACTUAL        NUMBER EXERCISABLE
     EXERCISE PRICE             OUTSTANDING                 LIFE
------------------------   -------------------   ------------------------     --------------------
                  $ 1.69               455,438                       6.37                  357,883
                    5.63                 7,998                       5.02                    7,019
                    6.75               194,438                       8.14                   38,600
                    8.75               217,200                       9.94                        -
                    9.25                12,500                       9.33                        -
                    9.50                79,450                       9.77                        -
                    9.60                 4,444                       8.25                    1,111
                   10.00                47,000                       8.48                   11,750
                   10.13               200,550                       9.10                    5,375
                   12.00               286,050                       9.49                        -
                           -------------------                                --------------------
                                     1,505,068                                             421,738
                           ===================                                ====================

                            INNOVASIVE DEVICES, INC.

                       (In thousands, except share data)


   An aggregate of 50,000 shares of common stock is reserved for issuance pursuant to the 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan"). Employees whose customary employment is in excess of 20 hours per week and five months per year and who own less than 5% of stock in the Company are eligible to participate in the plan. Employees participating in the plan will have the opportunity to purchase common stock at a price equal to the lesser of 85% of the fair market value on the date the right was granted or 85% of the fair market value on the date the right was exercised. The Company issued 9,500 shares to employees participating in the plan in 1997.


   Compensation cost based upon the fair value approach as prescribed under SFAS No. 123 has not been recognized for the stock options granted to employees as the Company adopted the disclosure-only provision of SFAS No. 123. Had compensation for the Company's stock plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been as follows:



                                                       YEAR ENDED DECEMBER 31,
                                                  --------------------------------
                                                     1997       1996        1995
                                                  ---------   --------    --------
Net Loss:
  As reported                                      $(19,154)   $(4,062)   $ (3,734)
  Pro forma                                         (19,682)    (4,168)     (3,736)
Basic and diluted net loss per share
  As reported                                        $(2.33)    $(0.83)   $  (2.06)
  Pro forma                                           (2.39)     (0.85)      (2.06)

   The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997, 1996 and 1995: expected option term of five years; dividend yield of 0%; risk free interest rate of 5.7 %, 6.2 % and 5.6% in 1997, 1996 and 1995, respectively; and expected volatility of 0% for options granted prior to the initial filing of the Company's registration statement in April 1996, 55% for options granted from April 1996 to December 1996 and 44%-55% for options granted from January 1997 through December 1997. The weighted average fair value per option for options granted in 1997, 1996 and 1995 was $10.35, $2.46 and $0.44, respectively.

   Because options vest over several years and additional option grants are expected to be made in subsequent years, the pro forma impact on 1997, 1996 and 1995 is not representative of the pro forma effects of reported net income (loss) and net income (loss) per share for future years.

   During 1997, the Company granted options in the amount of 154,000 shares to nonemployees under the Omnibus Plan. The estimated fair value of these options totaled $470, was recorded as deferred compensation and is being amortized over the vesting period of the options. In November 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board finalized Issue No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"). Under EITF 96-18, the compensation expense that will ultimately be recognized for certain of the options issued to nonemployees in 1997 will be measured at the vesting date of the underlying options.

                            INNOVASIVE DEVICES, INC.

                       (In thousands, except share data)


    The Company has recorded deferred compensation at a preliminary value of $341 for 131,500 of these options which have not vested as of December
    31, 1997. As these options vest over periods of one to four years, the Company will be required to remeasure the fair value of these options at each reporting period prior to vesting and then finally at the vesting date of the options. Changes in the estimated fair value of these options will be recognized as compensation expense in the period of the change.


12. RETIREMENT SAVINGS PLAN

    The Company provides an employee retirement savings plan under Section 401(k) of the Internal Revenue Code (the "Plan") which covers substantially all employees. Under the terms of the Plan, employees may contribute a percentage of their salary, up to a maximum of 15%, which is then invested in one or more of several mutual funds selected by the employee. The Company may make contributions to the Plan at its discretion; no contributions have been made since inception of the Plan.


13. SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

    For 1996 and 1995, sales approximating 13% of total sales for both years were attributable to one customer. No customer accounted for greater than 10% of net sales for 1997.

    Export sales were 15% (7% to Japan, 7% to Europe and 1% to other regions), 27% (13% to Japan, 10% to Europe and 4% to other regions) and 15% (13% to Europe and 2% to other regions) of total sales for 1997, 1996 and 1995, respectively.


14. COMMITMENTS

    RELATED PARTY TRANSACTION

    In October 1995, the Company entered into Research & Development, Distribution and Supply agreements (the "Agreements") with Collagen Corporation. At December 31, 1997 Collagen Corporation beneficially owned 843,936 shares of the Company's common stock representing a 9.2% ownership interest. Pursuant to the Agreements, the Company will fund up to $1.7 million of research and development efforts performed by Collagen Corporation to develop certain products. In consideration for the funding provided, the Company will receive certain rights to market, sell and distribute certain products, subject to satisfying certain minimum sales requirements, resulting from such research and development efforts. Total research and development expense incurred under the Agreements was $428, $664 and $265 for 1997, 1996 and 1995, respectively.

                            INNOVASIVE DEVICES, INC.

                       (In thousands, except share data)



   FACILITY LEASE

   The Company leases office and manufacturing facilities under various non-cancelable operating leases ranging from one to five years. Future minimum lease commitments are approximately as follows:



   1998                     $  243
   1999                        271
   2000                        250
   2001                        221
   2002                         92
                            ------
                            $1,077
                            ======

   Total rent expense under non-cancelable facility leases was approximately $181, $172 and $110 for the years ended December 31, 1997, 1996 and 1995, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to Directors may be found under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders. Such information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The information set forth under the captions "Executive Officer Compensation" and "Director Compensation" appearing in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the captions "Principal Stockholders" and "Stock Ownership of Directors and Executive Officers" appearing in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         RELATED PARTY TRANSACTION

         In October 1995, the Company entered into Research & Development, Distribution and Supply agreements (the "Agreements") with Collagen Corporation. At December 31, 1997 Collagen Corporation beneficially owned 843,936 shares of the Company's common stock representing an 9.2% ownership interest. At December 31, 1997, the Company had expended approximately $1,356,000 pursuant to the Agreements. Collagen Corporation has the right to designate one member of the Company's Board of Directors so long as it holds at least five percent of the Company's outstanding Common Stock on a fully-diluted basis. Mr. David Foster, Sr. Vice President of Collagen Corporation, currently serves as Collagen Corporation's designee on the Company's Board of Directors.

Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

            (a) The following documents are filed as a part of this report:

                (1)  Financial Statements - See Index to Financial Statements at
                     Item 8 of this report.

                (2)  Financial Statement Schedules

                (3)  Exhibits

ITEM 14. (A) (2)  FINANCIAL STATEMENT SCHEDULES

                                  Schedule II

Valuation and Qualifying Accounts and Reserves for the Three Years Ended December 31, 1996

                                        BALANCE AT     CHARGED TO      CHARGED       DEDUCTIONS        BALANCE
(IN THOUSANDS)                           BEGINNING      COSTS AND      TO OTHER          AND          AT END OF
                                         OF PERIOD      EXPENSES       ACCOUNTS      WRITE-OFFS        PERIOD
                                       -------------   -----------    -----------  ---------------  -------------
Allowance for doubtful accounts
December 31, 1995                                  8             50             -              (8)             50
December 31, 1996                                 50             52             -             (15)             89
December 31, 1997                                 89             36             -              (4)            121

Inventory obsolescence reserve

December 31, 1995                                240            233             -             (84)            389
December 31, 1996                                389            293             -             (60)            622
December 31, 1997                                622            309             -            (330)            601

Deferred tax assets valuation
      allowance

December 31, 1995                              1,455              -         1,601               -           3,056
December 31, 1996                              3,056              -         1,720               -           4,776
December 31, 1997                              4,776              -         2,520               -           7,296

ITEM 14. (A) (3)  EXHIBITS

                            INNOVASIVE DEVICES, INC.
                                 EXHIBIT INDEX

Exhibit

10.1 Employment Agreement, dated June 27, 1997, between Registrant and Alan Chervitz

10.2 Employment Agreement, dated June 27, 1997, between Registrant and T. Wade Fallin

10.3 Consulting Agreement dated June 27, 1997, between Registrant and Richard B. Caspari, M.D.

23      Consent of Price Waterhouse LLP, Independent Auditors

23.1    Consent of Price Waterhouse LLP, Independent Auditors

27      Financial Data Schedule

99      Cautionary statement for purposes of the "Safe Harbor" provisions of the
          Private Securites  Litigation Reform Act of 1995.

                                  Exhibit 10.1

Employment Agreement, dated June 27, 1997, between Registrant and Alan Chervitz

Incorporated by reference to the Company's Form 10-Q for the Quarter ended June 30, 1997.


                                  Exhibit 10.2

Employment Agreement, dated June 27, 1997, between Registrant and T. Wade Fallin

Incorporated by reference to the Company's Form 10-Q for the Quarter ended June 30, 1997.


                                  Exhibit 10.3

Consulting Agreement, dated June 27, 1997, between Registrant and Richard B. Caspari, M.D.

Incorporated by reference to the Company's Form 10-Q for the Quarter ended June 30, 1997.



                                   Exhibit 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-11815) of Innovasive Devices, Inc. of our report dated February 19, 1998 appearing on page 21 of this Form 10-K.


PRICE WATERHOUSE LLP

Boston, Massachusetts
March 30, 1998



                                 Exhibit 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 333-32523) of Innovasive Devices, Inc. of our report dated February 19, 1998 appearing on page 21 of this Form 10-K.


PRICE WATERHOUSE LLP

Boston, Massachusetts
March 30, 1998