Form 10-Q
period 1998-03-31
INNOVASIVE DEVICES INC
filed 1998-05-15
CIK 1003608

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter ended March 31, 1998 Commission file number 0-28492
                            --------------

                           INNOVASIVE DEVICES, INC.
            (Exact name of registrant as specified in its charter)


         Massachusetts                               04-3132641
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

                  734 Forest Street,  Marlborough  MA  01752
                   (Address of principal executive offices)

        Registrant's telephone number, including area code 508/460-8229
                                                           ------------

                                      N/A
   Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            (1)  YES __X__    NO______
                            (2)  YES _____    NO__X___

The number of shares outstanding of the registrant's common stock as of May 14, 1998 was 9,178,010.

                           INNOVASIVE DEVICES, INC.

                                     INDEX

                                                                          Page
                                                                          ----
Part I:   Financial Information

     Item 1.   Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheet at March 31, 1998
               (unaudited) and December 31, 1997                            3

               Condensed Consolidated Statement of Operations (unaudited)
               for the Three Months Ended March 31, 1998 and 1997           4

               Condensed Consolidated Statement of Cash Flows (unaudited)
               for the Three Months Ended March 31, 1998 and 1997           5

               Notes to Unaudited Condensed Consolidated
               Financial Statements                                         6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          7


PART II.  Other Information                                                 9

Signatures                                                                 10


                        Part I - Financial Information

                         Item 1.  Financial Statements

                           INNOVASIVE DEVICES, INC.
                     Condensed Consolidated Balance Sheet
                                (in thousands)


                                                                    March 31,                December 31,
                                                                      1998                       1997
                                                             --------------------       --------------------
                                                                  (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                           $  7,148                   $  2,916
     Marketable securities                                                  4,049                     10,604
     Accounts receivable, net of allowance for
        doubtful accounts of $129 at March 31, 1998
        and $121 at December 31, 1997                                       1,870                      1,625
     Inventories                                                            3,360                      2,947
     Prepaid expenses                                                         100                        116
                                                             --------------------       --------------------
         Total current assets                                              16,527                     18,208

     Fixed assets, net                                                      1,998                      1,960
     Other assets, net                                                      1,216                      1,352
                                                             --------------------       --------------------
                                                                         $ 19,741                   $ 21,520
                                                             ====================       ====================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                    $    854                   $    809
     Accounts payable to related party                                        160                        392
     Other current liabilities                                              1,180                      1,122
                                                             --------------------       --------------------
         Total current liabilities                                          2,194                      2,323

Stockholders' equity:
     Common stock                                                               1                          1
     Additional paid-in capital                                            54,883                     54,702
     Accumulated deficit                                                  (36,936)                   (35,156)
     Deferred compensation                                                   (401)                      (350)
                                                             --------------------       --------------------
                                                                           17,547                     19,197
                                                             --------------------       --------------------
                                                                         $ 19,741                   $ 21,520
                                                             ====================       ====================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           INNOVASIVE DEVICES, INC.
                Condensed Consolidated Statement of Operations
               (In thousands, except per share data; unaudited)

                                                                                      Three months ended
                                                                                           March 31,
                                                                          -----------------------------------------
                                                                                       1998                    1997
                                                                                    -------                 -------

Net sales                                                                           $ 2,558                 $ 1,663

Cost of sales                                                                           715                     510
                                                                          -----------------      ------------------

     Gross profit                                                                     1,843                   1,153

Selling, general and  administrative
   expenses                                                                           2,722                   1,495
Research and development                                                              1,096                     830
                                                                          -----------------      ------------------

     Loss from operations                                                            (1,975)                 (1,172)

Interest income                                                                         195                     299
                                                                          -----------------      ------------------

     Net loss                                                                       $(1,780)                $  (873)
                                                                          =================      ==================


      Basic and diluted net loss per share                                           $(0.19)                 $(0.12)
                                                                          =================      ==================
      Shares used in computing basic and
           diluted net loss per share                                                 9,167                 7 ,261
                                                                          =================     ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           INNOVASIVE DEVICES, INC.
                Condensed Consolidated Statement of Cash Flows
                           (In thousands; unaudited)

                                                                                     Three months ended
                                                                                         March 31,
                                                                      ---------------------------------------------
                                                                               1998                     1997
                                                                        -------------------      -------------------
Cash flows from operating activities
     Net loss                                                                      $(1,780)                 $  (873)
     Adjustments to reconcile net loss to net cash
        provided by (used for) operating activities:
        Depreciation and amortization                                                  322                       75
        Changes in assets and liabilities:
               Accounts receivable, net                                               (245)                    (223)
               Inventories                                                            (413)                     (13)
               Prepaid expenses                                                         16                     (240)
               Other assets                                                            110                        -
               Accounts payable                                                         45                       50
               Accounts payable to related party                                      (232)                     222
               Other current liabilities                                                58                     (150)
                                                                      --------------------     --------------------

Net cash used for operating activities                                              (2,119)                  (1,152)
                                                                      --------------------     --------------------

Cash flows from investing activities
     Purchases of fixed assets                                                        (225)                    (157)
     Purchases of marketable securities                                             (4,919)                  (6,411)
     Redemption of marketable securities                                            11,474                        -
                                                                      --------------------     --------------------
Net cash provided by (used for) investing activities                                 6,330                   (6,568)
                                                                      --------------------     --------------------

Cash flows from financing activities
     Proceeds from issuance of common stock,
          net of issuance costs                                                         21                       21
                                                                      --------------------     --------------------


Net increase (decrease) in cash and cash equivalents                                 4,232                   (7,699)

Cash and cash equivalents at beginning of period                                     2,916                   12,825
                                                                      --------------------     --------------------

Cash and cash equivalents at end of period                                         $ 7,148                  $ 5,126
                                                                      ====================     ====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INNOVASIVE DEVICES, INC.
         Notes to Unaudited Condensed Consolidated Financial Statements

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Innovasive Devices, Inc. (the "Company") include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of March 31, 1998 and the results of its operations for the three month period ended March 31, 1998 and 1997. Results of operations for interim periods are not necessarily indicative of those to be achieved for the full year.

Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q , the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the SEC on March 31, 1998.


2.  Inventories

Inventories consist of the following:

                                                                     March 31,               December 31,
                                                                       1998                      1997
                                                              --------------------      --------------------
                                                                   (unaudited)

Raw materials                                                               $1,271                    $1,360
Work-in-process                                                                452                       329
Finished goods                                                               1,637                     1,258
                                                              --------------------      --------------------

Totals                                                                      $3,360                    $2,947
                                                              ====================      ====================



3.  Net loss per share (unaudited)

Basic earnings per share is computed by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of common shares outstanding and potential dilutive common shares outstanding for the period. For each of the periods presented, basic and diluted earnings per share are the same due to the antidilutive effect of potential common shares outstanding.

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

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and with the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1998.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

Net sales for the first quarter of 1998 of $2,558,000 represents an increase of $895,000 from $1,663,000 for the same period in the prior year. The increase resulted primarily from sales of the Company's knee repair products with both ACL reconstruction products ,introduced in the fourth quarter of 1997, and the COR system, used to repair osteochondral defects in the knee, contributing to the increase. Sales of the Company's shoulder repair products, which include ROC suture fasteners and suture systems, also increased over the prior year. Domestic sales increased in the first quarter of 1998 over the same quarter in the prior year as a result of increased unit sales of the Company's line of knee and shoulder reconstruction products. In the first quarter of 1998 the Company commenced domestic shipments of its BioROC suture anchor, a bioabsorbable suture anchor which degrades and absorbs into the surrounding bone and tissue after the repaired tissue has sufficiently healed back to the bone. International net sales also increased during the first quarter of 1998 from the first quarter of 1997, primarily due to the addition two new distribution partners. The Company announced the appointment of Protek GmbH, a division of Sulzer Orthopaedics, and Stryker Canada, Inc. as distributors for the Company's products in Germany and Canada, respectively.

Gross profit increased to $1,843,000 in the first quarter of 1998 from $1,153,000 in the first quarter of 1997. As a percentage of sales, gross profit increased to 72.0% in the first quarter of 1998 from 69.3% in the first quarter of 1997. The increase in gross profit was due primarily to higher sales volumes which resulted in improved manufacturing efficiencies.

Selling, general and administrative expenses increased to $2,722,000 in the first quarter of 1998 from $1,495,000 in the first quarter of 1997. The increase resulted primarily from higher selling commissions resulting from higher sales volume, increased advertising costs relating to new product introductions, increased salary and travel costs related to the expansion of the domestic direct sales force and incremental administrative costs related to the operations of MLI, acquired in the second quarter of 1997.

Research and development expenses increased to $1,096,000 in the first quarter of 1998 from $830,000 in the first quarter of 1997. The increase was primarily attributable to incremental research and development costs associated with the operations of MLI, acquired in the second quarter of 1997, and compensation related to the grant of stock options.

Interest income decreased to $195,000 in the first quarter of 1998 from $299,000 in the first quarter of 1997 primarily as a result of investment returns earned on lower average cash balances maintained during the first quarter of 1998 compared to the prior year.

As a result of the foregoing, the net loss increased to $1,780,000 in the first quarter of 1998 from a loss of $873,000 in the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, working capital amounted to $14.3 million as compared to $15.9 million at December 31, 1997.

Cash used in the Company's operations amounted to $2.1 million for the first quarter of 1998 and was primarily due to the net loss incurred of $1.8 million. Changes in working capital included an increase in accounts receivable of $245,000 resulting from higher sales levels and an increase in inventories of $413,000 to support new product introductions.

Cash provided by investing activities totaled $6.3 million for the first quarter of 1998 resulting from net redemptions of marketable securities totaling $6.5 million partially offset by capital equipment expenditures totaling $225,000. The Company invests its excess cash in marketable securities with maturities of less than two years.

Cash provided by financing activities totaled $21,000 for the first quarter of 1997 resulting primarily from the exercise of common stock options.

The Company expects that its balance of cash, cash equivalents and marketable securities will be adequate to fund the near term cash requirements for operations, working capital and fixed assets. The Company's future liquidity and capital requirements will depend upon the establishment of effective sales channels in the United States and abroad, the extent to which the Company's products gain market acceptance, the progress of research and development programs, regulatory requirements and the expansion of its manufacturing capabilities to satisfy increasing volume requirements. Therefore, the Company cannot provide assurances that it will not require additional financing in the future. If additional financing is necessary, the Company would seek to raise these funds through bank facilities or debt or equity offerings. There can be no assurance that such funds would be available on terms acceptable to the Company.


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

INNOVASIVE DEVICES, INC,

Date:    May 14, 1998                By: /s/ Richard D. Randall
                                     ---------------------------------------
                                         RICHARD D. RANDALL
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER
                                         AND DIRECTOR
                                         (PRINCIPAL EXECUTIVE OFFICER)

Date:     May 14, 1998               By: /s/ James V. Barrile
                                     --------------------------------
                                         JAMES V. BARRILE
                                         EXECUTIVE VICE PRESIDENT OF FINANCE,
                                         CHIEF FINANCIAL OFFICER AND TREASURER
                                         (PRINCIPAL FINANCIAL OFFICER)