Form 10-Q
period 1998-06-30
INNOVASIVE DEVICES INC
filed 1998-08-14
CIK 1003608

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter ended June 30, 1998 Commission file number 0-28492
                             -------------

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

                            (1)  YES  X      NO
                                     ---        ---
                            (1)  YES         NO  X
                                     ---        ---

The number of shares outstanding of the registrant's common stock as of August 12, 1998 was 9,180,386.

                            INNOVASIVE DEVICES, INC.

                                     INDEX

                                                                            Page
                                                                            ----
Part I:    Financial Information

  Item 1.  Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheet at June 30, 1998
             (unaudited) and December 31, 1997                                3

           Condensed Consolidated Statement of Operations (unaudited) for
             the Three and Six Months Ended June 30, 1998 and 1997            4

           Condensed Consolidated Statement of Cash Flows (unaudited) for
             the Six Months Ended June 30, 1998 and 1997                      5

           Notes to Unaudited Condensed Consolidated Financial Statements     6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                7

PART II.   Other Information                                                 11

Signatures                                                                   13


                        Part I - Financial Information

                         Item 1.  Financial Statements

                           INNOVASIVE DEVICES, INC.
                     Condensed Consolidated Balance Sheet
                                (in thousands)

                                                              June 30,     December 31,
                                                               1998           1997
                                                            -----------    ------------
                                                            (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                              $  5,289       $  2,916
     Marketable securities                                     3,733         10,604
     Accounts receivable, net of allowance for
        doubtful accounts of $139 and $121 at June 30,
        1998 and December 31, 1997, respectively               1,889          1,625
     Inventories                                               3,957          2,947
     Prepaid expenses                                             31            116
                                                            --------       --------
         Total current assets                                 14,899         18,208

     Fixed assets, net                                         2,047          1,960
     Other assets, net                                         1,184          1,352
                                                            --------       --------
                                                            $ 18,130       $ 21,520
                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                       $    675       $    809
     Accounts payable to related party                           188            392
     Other current liabilities                                 1,148          1,122
                                                            --------       --------
         Total current liabilities                             2,011          2,323
                                                            --------       --------
Stockholders' equity:
     Common stock                                                  1              1
     Additional paid-in capital                               54,798         54,702
     Accumulated deficit                                     (38,600)       (35,156)
     Deferred compensation                                       (80)          (350)
                                                            --------       --------
                                                              16,119         19,197
                                                            --------       --------
                                                            $ 18,130       $ 21,520
                                                            ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           INNOVASIVE DEVICES, INC.
                Condensed Consolidated Statement of Operations
               (In thousands, except per share data; unaudited)

                                                 Three months ended           Six months ended
                                                     June 30,                     June 30,
                                             -------------------------      -----------------------
                                               1998            1997           1998           1997
                                             --------        --------       --------       --------
Net sales                                    $   2,955      $    1,751      $   5,513      $   3,414

Cost of sales                                      829             510          1,544          1,020
                                             ---------      ----------      ---------      ---------
     Gross profit                                2,126           1,241          3,969          2,394

Selling, general and administrative
     expenses                                    2,749           1,856          5,471          3,351
Research and development                         1,165             927          2,261          1,757
Purchased in-process research and
     development                                     -          13,370              -         13,370
                                             ---------      ----------      ---------      ---------
     Loss from operations                       (1,788)        (14,912)        (3,763)       (16,084)

Interest income, net                               124             286            319            585
                                             ---------      ----------      ---------      ---------
     Net loss                                ($  1,664)     ($  14,626)     ($  3,444)     ($ 15,499)
                                             =========      ==========      =========      =========
Basic and diluted net loss per share         ($   0.18)     ($    2.00)     ($   0.38)     ($   2.12)
                                             =========      ==========      =========      =========
     Shares used in computing basic
        and diluted net loss per share           9,175           7,328          9,171          7,294
                                             =========      ==========      =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           INNOVASIVE DEVICES, INC.
                Condensed Consolidated Statement of Cash Flows
                           (In thousands; unaudited)

                                                             Six months ended
                                                                 June 30,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
Cash flows from operating activities
     Net loss                                              $(3,444)    $(15,499)
     Adjustments to reconcile net loss to net cash
        provided by (used for) operating activities:
        Depreciation and amortization                          462          170
        Amortization of deferred compensation                  323           21
        Purchased in-process research and development            -       13,370
        Changes in assets and liabilities:
               Accounts receivable, net                       (264)        (381)
               Inventories                                  (1,010)        (692)
               Prepaid expenses                                 85          (83)
               Other assets                                    110            -
               Accounts payable                               (134)           6
               Accounts payable to related party              (204)         173
               Other current liabilities                        26          (62)
                                                           -------     --------
Net cash used for operating activities                      (4,050)      (2,977)
                                                           -------     --------
Cash flows from investing activities
     Purchases of fixed assets                                (490)        (404)
     Purchases of marketable securities                     (5,424)      (8,125)
     Redemption of marketable securities                    12,295        3,197
     Acquisition of business, net of cash acquired               -         (372)
                                                           -------     --------
Net cash provided by (used for) investing activities         6,381       (5,704)
                                                           -------     --------
Cash flows from financing activities
     Proceeds from issuance of common stock,
          net of issuance costs                                 42           26
                                                           -------     --------
Net increase (decrease) in cash and cash equivalents         2,373       (8,655)

Cash and cash equivalents at beginning of period             2,916       12,825
                                                           -------     --------
Cash and cash equivalents at end of period                 $ 5,289     $  4,170
                                                           =======     ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INNOVASIVE DEVICES, INC.
         Notes to Unaudited Condensed Consolidated Financial Statements

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Innovasive Devices, Inc. (the "Company") include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of June 30, 1998 and the results of operations for the three and six month periods ended June 30, 1998 and 1997. Results of operations for interim periods are not necessarily indicative of those to be achieved for the full year.

Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed consolidated financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the SEC on March 31, 1998.

2.  INVENTORIES

Inventories consist of the following:

                                June 30,        December 31,
                                  1998              1997
                              ------------      ------------
                              (unaudited)

Raw materials                    $1,367            $1,360
Work-in-process                     525               329
Finished goods                    2,065             1,258
                                 ------            ------
Totals                           $3,957            $2,947
                                 ======            ======


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

Net sales for the second quarter of 1997 of $2,955,000 increased $1,204,000 from $1,751,000 for the same period in the prior year. The increase resulted primarily from a higher level of sales of ROC suture anchors, suture systems and ACL reconstruction products which were not available in the second quarter of 1997. Contributing to the increase in ROC suture anchor sales was the BioROC, a bioabsorbable suture anchor introduced in the first quarter of 1998. Contributing to the increase in ACL reconstruction products was the Linx HT, a device introduced in the third quarter of 1997 which utilizes the fixation of hamstring tendon grafts in ACL repair procedures. In the second quarter of 1998 the Company commenced shipments of a new suture system product, the Y-Knot, a device used in place of traditional knot configurations when securing soft tissue to bone. Domestic net sales increased during the second quarter of 1998 over the second quarter of 1997 as a result of an increase in sales of the Company's ROC suture anchors, suture systems and ACL reconstruction products.
In addition, the Company has increased its domestic direct sales force, clinical support and agent distribution network over the same quarter in the prior year. International net sales increased during the second quarter of 1998 from the second quarter of 1997 primarily as a result of an increase in ROC suture anchors and ACL reconstruction systems.

Gross profit increased to $2,126,000 in the second quarter of 1998 from $1,241,000 in the second quarter of 1997. As a percentage of sales, gross profit increased to 72.0% in the second quarter of 1998 from 70.9% in the second quarter of 1997. The increase in gross profit was due primarily to an improved product sales mix in the period and higher sales volumes which resulted in improved manufacturing efficiencies.

Selling, general and administrative expenses increased to $2,749,000 in the second quarter of 1998 from $1,856,000 in the second quarter of 1997. The increase resulted primarily from higher selling commissions resulting from higher sales volume, increased advertising costs relating to new product introductions, increased salary and travel costs related to the expansion of the domestic direct sales force and incremental administrative costs related to the operations of MLI, acquired in the second quarter of 1997.

Research and development expenses increased to $1,165,000 in the second quarter of 1998 from $927,000 in the second quarter of 1997. The increase was primarily attributable to incremental research and development costs associated with the operations of MLI, acquired in the second quarter of 1997, and compensation related to the grant of stock options.

As a result of the Company's transaction with MLI in the second quarter of 1997, the Company incurred a non recurring charge to operations of $13,370,000 representing the portion of the purchase price allocated to in-process research and development.

Interest income decreased to $124,000 in the second quarter of 1998 from $286,000 in the second quarter of 1997 primarily as a result of investment returns earned on lower average cash balances maintained during the first quarter of 1998 compared to the prior year.

As a result of the foregoing, the net loss decreased to $1,664,000 in the second of 1998 from a loss of $14,626,000 in the second of 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Net sales for the first six months of 1998 of $5,513,000 increased $2,099,000 from $3,414,000 for the same period in the prior year. The increase resulted primarily from a higher level sales of ROC suture anchors, suture systems and ACL reconstruction products which were not available in the first half of 1997. Contributing to the increase in ROC suture anchor sales was the BioROC, a bioabsorbable suture anchor introduced in the first quarter of 1998. Suture system sales also increased over the first half of 1997 partially as a result of sales of the CuffLink which was introduced in the second quarter of 1997. The CuffLink is used to augment tunnels made in the bone for rotator cuff repair procedures. Contributing to the increase in ACL reconstruction products was the Linx HT, a device introduced in the third quarter of 1997 which utilizes the fixation of hamstring tendon grafts in ACL repair procedures. Domestic net sales increased during the first half of 1998 over the first half of 1997 as a result of an increase in sales of the Company's ROC suture anchors, suture systems and ACL reconstruction products. In addition, the Company has increased its domestic direct sales force, clinical support and agent distribution network over the same period in the prior year. International net sales also increased during the first half of 1998 over the first half of 1997 primarily as a result of an increase in ROC suture anchors and ACL reconstruction systems. In the first quarter of 1998, the Company announced the appointment of Protek GmbH, a division of Sulzer Orthopaedics, and Stryker Canada, Inc. as distributors for the Company's products in Germany and Canada, respectively

Gross profit increased to $3,969,000 for the first six months of 1998 from $2,394,000 for the first six months of 1997. As a percentage of sales, gross profit increased to 72.0% for the first six months of 1998 from 70.1% for the first six months of 1997. The increase in gross profit was due primarily to an improved product sales mix in the period and higher sales volumes which resulted in improved manufacturing efficiencies.

Selling, general and administrative expenses increased to $5,471,000 for the first six months of 1998 from $3,351,000 for the first six months of 1997. The increase resulted primarily from the expansion of the domestic direct sales force and clinical support resulting in increased salary and travel costs, higher selling commissions resulting from the increased sales volume, increased advertising costs relating to new product introductions and incremental administrative costs related to the operations of MLI, acquired in the second quarter of 1997.

Research and development expenses increased to $2,261,000 in the first half of 1998 from $1,757,000 in the first half of 1997. The increase was primarily attributable to incremental research and development costs associated with the operations of MLI, acquired in the second quarter of 1997, and compensation related to the grant of stock options.

As a result of the Company's transaction with MLI in the second quarter of 1997, the Company incurred a non recurring charge to operations of $13,370,000 representing the portion of the purchase price allocated to in-process research and development.

Interest income decreased to $319,000 in the first half of 1998 from $585,000 in the first half of 1997 primarily as a result of investment returns earned on lower average cash balances maintained during the first half of 1998 compared to the prior year.

As a result of the foregoing, the net loss decreased to $3,444,000 in the first half of 1998 from a loss of $15,499,000 in the first half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, working capital amounted to $12.9 million as compared to $15.9 million at December 31, 1997.

Cash used in the Company's operations amounted to $4.1 million for the first half of 1998 compared to $3.0 in the first half of 1997. The net loss incurred of $3.4 million and an increase in inventories of $1.0 were partially offset by depreciation and the amortization of deferred compensation charges.

Cash provided by investing activities totaled $6.4 million for the first half of 1998 resulting from net redemptions of marketable securities totaling $6.9 million partially offset by capital equipment expenditures totaling $490,000. The Company invests its excess cash in marketable securities with maturities of less than two years.

Cash provided by financing activities totaled $42,000 for the first half of 1998 resulting primarily from the exercise of common stock options.

The Company expects that its balance of cash, cash equivalents and marketable securities will be adequate to fund the near term cash requirements for operations, working capital and fixed assets. The Company's future liquidity and capital requirements will depend upon the establishment of effective sales channels in the United States and abroad, the extent to which the Company's products gain market acceptance, the progress of research and development programs, regulatory requirements and the expansion of its manufacturing capabilities to satisfy increasing volume requirements. Therefore, the Company cannot provide assurances that it will not require additional financing in the future. If additional financing is necessary, the Company would seek to raise these funds through bank facilities or debt or equity offerings. There can be no assurance that such financing would be successfully completed or that such financing would be available on terms acceptable to the Company.

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

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------


The Company's Annual and Special Meeting of Stockholders was held on June 8, 1998 in Boston, Massachusetts. All matters submitted to a vote of the Company's stockholders were described in the Company's Proxy Statement dated May 8, 1998. At the meeting, the shareholders:

(1)  elected the following directors for terms expiring in 2001:

                                  Term       Total Vote For      Total Vote Withheld
                                Expires       Each Director       From Each Director
                               ---------     ---------------     -------------------
Joseph A. Ciffolillo             2001           6,350,104                 5,600
David J. Foster                  2001           6,350,104                 5,600

(2) approved the Company's 1996 Omnibus Stock Plan as amended by the Board of Directors;

         For                                            3,587,536
         Against                                          327,695
         Abstain                                          616,255
         Broker Non-Votes                               1,824,218


(3) ratified the Board of Directors' selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending
     December 31, 1998.

         For                                            6,352,504
         Against                                            1,500
         Abstain                                            1,700

ITEM 5.  OTHER INFORMATION
         -----------------

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         ---------------------------------

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVASIVE DEVICES, INC,

Date:  August 14, 1998           By: /s/ Richard D. Randall
                                    ---------------------------------------
                                    Richard D. Randall
                                    President, Chief Executive Officer
                                    and Director
                                    (Principal Executive Officer)

Date:  August 14, 1998           By: /s/ James V. Barrile
                                    --------------------------------------
                                    James V. Barrile
                                    Executive Vice President of Finance,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial Officer)