Form 10-Q
period 1998-09-30
INNOVASIVE DEVICES INC
filed 1998-11-16
CIK 1003608

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarter ended September 30, 1998 Commission file number 0-28492
                          ------------------
--------------------------------------------------------------------------------

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

The number of shares outstanding of the registrant's common stock as of November 14, 1998 was 9,188,017.

                            INNOVASIVE DEVICES, INC.

                                     INDEX

                                                                           Page
                                                                           ----
Part I: Financial Information

 Item 1. Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheet at September 30, 1998
          (unaudited) and December 31, 1997                                   3

          Condensed Consolidated Statement of Operations (unaudited)
          for the Three and Nine Months Ended September 30, 1998 and 1997     4

          Condensed Consolidated Statement of Cash Flows (unaudited)
          for the Nine Months Ended September 30, 1998 and 1997               5

          Notes to Unaudited Condensed Consolidated Financial Statements      6

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           7


PART II.  Other Information                                                  12

Signatures                                                                   13

                        Part I - Financial Information

                         Item 1.  Financial Statements

                           INNOVASIVE DEVICES, INC.
                     Condensed Consolidated Balance Sheet
                                (in thousands)

                                                                 September 30,              December 31,
                                                                      1998                       1997
                                                             --------------------       --------------------
                                                                  (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                           $  5,328                   $  2,916
     Marketable securities                                                  1,289                     10,604
     Accounts receivable, net of allowance for
        doubtful accounts of $ 148  and  $ 121 at
        September 30, 1998 and December 31, 1997,
        respectively                                                        1,845                      1,625
     Inventories                                                            4,920                      2,947
     Prepaid expenses                                                         185                        116
                                                             --------------------       --------------------
         Total current assets                                              13,567                     18,208

     Fixed assets, net                                                      2,015                      1,960
     Other assets, net                                                      1,152                      1,352
                                                             --------------------       --------------------
                                                                         $ 16,734                   $ 21,520
                                                             ====================       ====================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                    $    591                   $    809
     Accounts payable to related party                                        216                        392
     Other current liabilities                                              1,324                      1,122
                                                             --------------------       --------------------
         Total current liabilities                                          2,131                      2,323

Stockholders' equity:
     Common stock                                                               1                          1
     Additional paid-in capital                                            54,863                     54,702
     Accumulated deficit                                                  (40,196)                   (35,156)
     Deferred compensation                                                    (65)                      (350)
                                                             --------------------       --------------------
                                                                           14,603                     19,197
                                                             --------------------       --------------------
                                                                         $ 16,734                   $ 21,520
                                                             ====================       ====================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           INNOVASIVE DEVICES, INC.
                Condensed Consolidated Statement of Operations
               (In thousands, except per share data; unaudited)


                                                   Three months ended                               Nine months ended
                                                      September 30,                                   September 30,
                                       -----------------------------------------      ------------------------------------------
                                              1998                    1997                    1998                    1997
                                       ------------------       -----------------       -----------------       ----------------

Net sales                                      $   2,748               $   1,985               $   8,261              $    5,399

Cost of sales                                        769                     556                   2,313                   1,576
                                       -----------------      ------------------      ------------------      ------------------

     Gross profit                                  1,979                   1,429                   5,948                   3,823

Selling, general and administrative
     expenses                                      2,708                   2,282                   8,179                   5,633
Research and development                             971                   1,052                   3,232                   2,809
Purchased in-process research and
     development                                       -                       -                       -                  13,370
                                       -----------------      ------------------      ------------------      ------------------

     Loss from operations                         (1,700)                 (1,905)                ( 5,463)                (17,989)

Interest income, net                                 104                     260                     423                     844
                                       -----------------      ------------------      ------------------      ------------------

     Net loss                                  ($  1,596)              ($  1,645)             ($   5,040)             ($  17,145)
                                       =================      ==================      ==================      ==================

Basic and diluted
     net loss per share                          ($ 0.17)                ($ 0.18)                ($ 0.55)                ($ 2.17)
                                       =================      ==================      ==================      ==================

     Shares used in computing basic
        and diluted net loss
        per share                                  9,188                   9,154                   9,176                   7,914
                                       =================      ==================      ==================      ==================



The accompanying notes are an integral part of these condensed consolidated financial statements.

                           INNOVASIVE DEVICES, INC.
                Condensed Consolidated Statement of Cash Flows
                           (In thousands; unaudited)

                                                                                     Nine months ended
                                                                                       September 30,
                                                                        -------------------------------------------
                                                                               1998                     1997
                                                                        -------------------      ------------------
Cash flows from operating activities
     Net loss                                                                      $(5,040)                $(17,145)
     Adjustments to reconcile net loss to net cash
        provided by (used for) operating activities:
          Depreciation and amortization                                                723                      331
          Amortization of deferred compensation                                        339                       74
          Purchased in-process research and development                                  -                   13,370
          Changes in assets and liabilities:
               Accounts receivable, net                                               (220)                    (773)
               Inventories                                                          (1,973)                  (1,191)
               Prepaid expenses                                                        (69)                     (37)
               Other assets                                                            110                        -
               Accounts payable                                                       (218)                    (159)
               Accounts payable to related party                                      (176)                     245
               Other current liabilities                                               202                      129
                                                                      --------------------     --------------------
Net cash used for operating activities                                              (6,322)                  (5,156)
                                                                      --------------------     --------------------
Cash flows from investing activities
     Purchases of fixed assets                                                        (688)                    (647)
     Purchases of marketable securities                                             (6,874)                 (10,181)
     Redemption of marketable securities                                            16,189                    6,422
     Acquisition of business, net of cash acquired                                       -                     (544)
                                                                      --------------------     --------------------
Net cash provided by (used for) investing activities                                 8,627                   (4,950)
                                                                      --------------------     --------------------
Cash flows from financing activities
     Repayment of note payable                                                           -                     (602)
     Proceeds from issuance of common stock,
          net of issuance costs                                                        107                       44
                                                                      --------------------     --------------------
Net cash provided by (used for) financing activities                                   107                     (558)
                                                                      --------------------     --------------------
Net increase (decrease) in cash and cash equivalents                                 2,412                  (10,664)

Cash and cash equivalents at beginning of period                                     2,916                   12,825
                                                                      --------------------     --------------------
Cash and cash equivalents at end of period                                         $ 5,328                 $  2,161
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

                           INNOVASIVE DEVICES, INC.
        Notes to Unaudited Condensed Consolidated Financial Statements

                (In thousands, except share and per share data)


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Innovasive Devices, Inc. (the "Company") include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of September 30, 1998 and the results of operations for the three and nine month periods ended September 30, 1998 and 1997. Results of operations for interim periods are not necessarily indicative of those to be achieved for the full year.

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

2.  Inventories

Inventories consist of the following:

                                 September 30,             December 31,
                                     1998                      1997
                            --------------------      --------------------
                                 (unaudited)

Raw materials                             $1,961                    $1,360
Work-in-process                              598                       329
Finished goods                             2,361                     1,258
                            --------------------      --------------------

Totals                                    $4,920                    $2,947
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

                            INNOVASIVE DEVICES, INC.

   Item 2.   Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Overview

Innovasive Devices, Inc. (the "Company") is primarily engaged in the development, manufacture and marketing of proprietary devices and instrumentation which facilitate the reattachment of soft tissue structures, such as ligaments and tendons, to bones and other tissues. The Company has a limited operating history and has expended significant resources to fund research and development, the establishment of its manufacturing capabilities and the expansion of its marketing and sales organization. The Company plans to continue investing aggressively in these areas. Although the Company's sales have been principally derived from the sale of its family of shoulder related products, the Company now markets five product platforms: suture anchors, suture systems, cartilage repair products, anterior cruciate ligament ("ACL") reconstruction products and its newly introduced meniscal repair products. On October 13, 1998, the Company announced the commercial release of its Clearfix(TM) Meniscal Screw, a bioabsorbable device used to repair traumatic tears within the meniscus of the knee through a minimally invasive arthroscopic approach. The Company estimates there are approximately 700,000 meniscal tears annually in the United States. While the vast majority of patients have the damaged tissue removed, approximately 100,000 of these injuries are currently being repaired with conventional suturing or tacking techniques. This represents an estimated $40 million existing U.S. market opportunity. In June of 1997 the Company broadened its product portfolio with the acquisition of MedicineLodge, Inc. ("MLI"), a company which designs develops and manufactures orthopaedic medical devices - particularly implants and related instrumentation used in minimally invasive arthroscopic procedures to repair injuries to the knee.

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

Results of Operations

Three Months Ended September 30, 1998 compared to the Three Months Ended September 30, 1997

Net sales for the third quarter of 1998 of $2,748,000 increased $ 763,000 from $1,985,000 for the same period in the prior year. The increase resulted primarily from a higher level of sales of ACL reconstruction products, ROC suture anchors, and suture systems. Two products contributed to the increase in ACL products over the third quarter of 1997: the Linx HT, which provides femoral fixation of hamstring tendon grafts, and the GeoFit Screw and Washer system used
for tibial fixation of soft tissue.   Contributing to the increase in ROC suture
anchor sales was the BioROC, a bioabsorbable suture anchor introduced in the first quarter of 1998. The Company also experienced increased sales of its ROC EZ and ROC XS suture anchors. Suture system sales also increased over the same quarter in 1997 as a result of increased sales of the Y-Knot, Suture Grasper and Cuff Link product lines. Sales of the Company's COR system, used for articular cartilage repair in the knee, were consistent with the same period in 1997.

Domestic net sales increased during the third quarter of 1998 over the third quarter of 1997 as a result of an increase in sales of the Company's ACL reconstruction products, ROC suture anchors, and suture systems. In addition, the Company has increased its domestic direct sales force, clinical support and agent distribution network over the same quarter in the prior year.

International net sales increased during the third quarter of 1998 from the third quarter of 1997 primarily as a result of an increase in ACL reconstruction systems and ROC suture anchors.

Gross profit increased to $1,979,000 in the third quarter of 1998 from $1,429,000 in the third quarter of 1997. As a percentage of sales, gross profit remained consistent at 72% as compared with the same quarter last year.

Selling, general and administrative expenses increased to $2,708,000 in the third quarter of 1998 from $2,282,000 in the third quarter of 1997. The increase resulted primarily from increased salary and travel costs related to the expansion of the domestic direct sales force, higher selling commissions resulting from higher sales volume and increased advertising costs relating to new product introductions.

Research and development expenses decreased to $971,000 in the third quarter of 1998 from $1,052,000 in the third quarter of 1997. The decrease was primarily attributable to lower expenditures related to a product development project cosponsored between the Company and Cohesion Technologies, Inc. (as assigned from Collagen Corporation). The Company also experienced a decrease in compensation costs related to the grant of stock options to its Scientific Advisory Board.

Interest income decreased to $104,000 in the third quarter of 1998 from $260,000 in the third quarter of 1997 primarily as a result of investment returns earned on lower average cash balances maintained during the third quarter of 1998 as compared to the prior year.

As a result of the foregoing, the net loss decreased to $1,596,000 in the third quarter of 1998 from a loss of $1,645,000 in the third quarter of 1997.

Nine Months Ended September 30, 1998 compared to Nine Months Ended September 30, 1997

Net sales for the first nine months of 1998 of $8,261,000 increased $2,862,000 from $5,399,000 for the same period in 1997. The increase resulted primarily from a higher sales level of ACL reconstruction products, ROC suture anchors, and suture systems. Two products contributed to the increase in ACL products over the same period last year: the Linx HT, a device which provides femoral fixation of hamstring tendon grafts, and the GeoFit Screw and Washer system used for tibial fixation of soft tissue. Both products were commercially released in the third quarter of 1997. The Company also experienced modest increases in sales of Interference Screw and Transverse Fixation Systems. Contributing to the increase in ROC suture anchor sales was the ROC EZ, which replaced the Company's original ROC anchor in the second quarter of 1997, the BioROC, a bioabsorbable suture anchor introduced in the first quarter of 1998 and the ROC XS, a suture
anchor used in soft bone applications.   Suture system sales also increased over
the first nine months of 1997 partially as a result of increased sales of the CuffLink, introduced in the second quarter of 1997, and the Y-Knot, introduced in the second quarter of 1998. The CuffLink is used to augment tunnels made in the bone for rotator cuff repair procedures. The Y-Knot is a device used in place of traditional knot configurations when securing soft tissue to bone. The Company's line of Suture Graspers, used in arthroscopic knot tying, also contributed to the increase over the prior year. The Company's COR system, used for articular cartilage repair in the knee, also experienced increased sales over the same period in 1997.

Domestic net sales increased during the first nine months of 1998 over the same period in 1997 as a result of an increase in sales of the Company's ROC suture anchors, ACL reconstruction products and suture systems. In addition, the Company has increased its domestic direct sales force, clinical support and agent distribution network over the same period in the prior year.

International net sales also increased during the first nine months of 1998 over the same period in 1997 primarily as a result of an increase in ACL reconstruction products, ROC suture anchors, and suture systems.

Gross profit increased to $5,948,000 for the first nine months of 1998 from $3,823,000 for the same period in 1997. As a percentage of sales, gross profit increased to 72.0% for the first nine months of 1998 from 70.8% for the same period in 1997. The increase in gross profit was due primarily to an improved product sales mix in the period and higher sales volumes that resulted in improved manufacturing efficiencies.

Selling, general and administrative expenses increased to $8,179,000 for the first nine months of 1998 from $5,633,000 for the same period in 1997. The increase resulted primarily from the expansion of the domestic direct sales force and clinical support resulting in increased salary and travel costs, higher selling commissions resulting from the increased sales volume, increased advertising costs relating to new product introductions and incremental administrative costs related to the operations of MLI, acquired in the second quarter of 1997.

Research and development expenses increased to $3,232,000 in the first nine months of 1998 from $2,809,000 in the same period in 1997. The increase was primarily attributable to incremental research and development costs associated with the operations of MLI, acquired in the second quarter of 1997, and compensation related to the grant of stock options to the Company's Scientific Advisory Board.

As a result of the Company's transaction with MLI in the second quarter of 1997, the Company incurred a non-recurring charge to operations of $13,370,000 representing the portion of the purchase price allocated to in-process research and development.

Interest income decreased to $423,000 in the first nine months of 1998 from $844,000 in the same period in 1997 primarily as a result of investment returns earned on lower average cash balances maintained during the first nine months of 1998 as compared to the prior year.

As a result of the foregoing, the net loss decreased to $5,040,000 in the first nine months of 1998 from a loss of $17,145,000 in the same period of 1997.


Liquidity and Capital Resources

As of September 30, 1998, cash, cash equivalents and marketable securities amounted to $6.6 million as compared to $13.5 million at December 31, 1997.

Cash used in the Company's operations amounted to $6.3 million for the first nine months of 1998 compared to $5.2 in the same period of 1997. The net loss incurred of $5.0 million and an increase in inventories of $2.0 were partially offset by depreciation and the amortization of deferred compensation charges.

Cash provided by investing activities totaled $8.6 million for the first nine months of 1998 resulting from net redemptions of marketable securities totaling $9.3 million partially offset by capital equipment expenditures totaling $689,000. The Company invests its excess cash in marketable securities with maturities of less than two years.

Cash provided by financing activities totaled $107,000 for the first nine months of 1998 resulting primarily from the exercise of shares from the Company's Employee Stock Purchase Plan as well as the exercise of common stock options.

As of September 30, 1998, working capital amounted to $11.4 million as compared to $15.9 million at December 31, 1997.

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

The Company believes that its primary business and research and development systems will be year 2000 compliant by the first quarter of 1999 based on it's internal evaluations and testing of these systems. The Company does not rely materially on non-IT related technology in its manufacturing processes and thereby does not anticipate that Y2K issues will affect its ability to manufacture finished goods. The Company has begun the process of developing a communication strategy for third party vendors and intends to issue
questionnaires that will address Y2K compliance.   The Company anticipates that
its assessment of third party vendors will be completed by the second quarter of 1999. The Company does not anticipate incurring additional costs outside of the scope of its current IT budget to complete future testing and compliance activities.

The Company relies extensively on third party suppliers. Because their systems are not directly under the Company's control, the Company is at risk that all required external Y2K compliance efforts will not be completed on a timely basis. In the event that the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with alternate suppliers, the Company's operations could be adversely affected.

At this time, the Company believes that the year 2000 problem will not pose significant operational problems for the Company's computer systems. Since no significant issues have arisen, the Company does not have a contingency plan to address any material 2000 issues. If significant year 2000 issues arise, the Company may not be able to develop and implement a contingency plan on a timely basis and the Company's operations could be adversely affected.

                            INNOVASIVE DEVICES, INC.

                          PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         On October 29, 1998 the Company announced that a patent infringement suit had been filed against the Company in the U.S. District Court for the District of Massachusetts by Bionx Implants, Inc. The suit alleges that the Company's Meniscal Dart, currently in the final phases of development, infringes a Bionx patent. The lawsuit does not allege any infringement with respect to the Company's Meniscal Screw, which was commercially launched in October 1998. Based on a preliminary review of the Bionx complaint, the Company believes that the suit is without merit and intends to defend itself.


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

INNOVASIVE DEVICES, INC,

Date:   November 14, 1998    By:/s/ Richard D. Randall
                             ---------------------------
        Richard D. Randall
        President, Chief Executive Officer
        and Director
        (Principal Executive Officer)

Date:   November 14, 1998    By:/s/ James V. Barrile
                              ------------------------
        James V. Barrile
        Executive Vice President of Finance,
        Chief Financial Officer and Treasurer
        (Principal Financial Officer)