Form 10-K
period 1998-12-31
INNOVASIVE DEVICES INC
filed 1999-03-31
CIK 1003608

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Fiscal Year Ended December 31, 1998 Commission file number 0-28492
                            -----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X         No   .
                                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on March 24, 1998, on the NASDAQ Stock Market, was approximately $ 20,520,565. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 1999 the Registrant had 9,207,249 shares of Common Stock outstanding.

Part I

Item 1.  Business


General

The Company designs, develops, manufactures and markets proprietary tissue repair systems which facilitate the repair of soft tissue injuries. The Company's tissue repair systems are designed to be used in either open surgical or minimally invasive arthroscopic procedures. Performing repairs arthroscopically offers several benefits, including reduced patient trauma and shorter rehabilitation times, resulting in a faster return to full physical activity. The Company currently markets a broad-based product line within five product platforms: suture fasteners, suturing systems, cartilage repair, anterior cruciate ligament ("ACL") reconstruction and meniscal repair products. These product platforms have been developed to drive the emerging growth trends in the sports medicine segment of the orthopaedics market: the movement away from metallic implants in and around the joints and the development of definitive soft tissue repairs to replace existing palliative treatments.

The Company competes in the soft tissue repair segment of the sports medicine/arthroscopic surgery market. The Company markets its products and related instruments principally to sports medicine orthopaedic surgeons who treat and repair soft tissues, within and around joints, which have been damaged by traumatic injury or degenerative disease.

The Company is focusing its efforts on this market primarily because of two factors: the projected growth of the segment and the potential for improvement over conventional clinical methods and products.

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

Principal Products and Applications

The Company currently markets proprietary devices and instruments encompassing five product platforms: Suture Fasteners, Suture Systems, Cartilage Repair Systems, Anterior Cruciate Ligament ("ACL") Repair Systems and Meniscal Repair Systems. All of the Company's current products have received 510(K) clearance or have been exempted by the FDA from the 510(K) clearance process. The following chart sets forth the product release date, current applications and features and benefits of the Company's principal products:

-----------------------------------------------------------------------------------------------------------------------------------
                                             Initial                  Current
          Product                          Release Date             Applications                Features and Benefits
-----------------------------------------------------------------------------------------------------------------------------------
                                                         Suture Fasteners
-----------------------------------------------------------------------------------------------------------------------------------
ROC EZ(TM) Suture Fastener Implants        June 1997            Shoulder, knee, foot, ankle,    .  primary fastener for hard bone
                                                                bladder neck suspension         .  all polymer design
                                                                                                .  revisable
                                                                                                .  available for open and
                                                                                                   arthroscopic repair
-----------------------------------------------------------------------------------------------------------------------------------
ROC XS(TM) Suture Fastener Implants        May 1996             Shoulder, bladder neck          .  primary fastener for soft bone
                                                                suspension                      .  all polymer design
-----------------------------------------------------------------------------------------------------------------------------------
MiniROC(TM) Suture Fastener Implants       April 1996           Shoulder, hand and wrist        .  primary fastener for small bones
                                                                                                .  all polymer design
                                                                                                .  revisable
                                                                                                .  5mm fastener length
-----------------------------------------------------------------------------------------------------------------------------------
Bioabsorbable BioROC EZ(TM)                April 1998           Shoulder, elbow, knee,          .  L-PLA bioabsorbable polymer
    Fastener Implants                                           foot, ankle                     .  revisable
                                                                                                .  available for open and
                                                                                                   arthroscopic repair
-----------------------------------------------------------------------------------------------------------------------------------
                                                          Suture Systems
---------------------------------------------------------------------------------------------------------------------------------
Cuff Link(TM)  Bone Tunnel                 July 1997            Rotator Cuff                    .  prevents suture migration though
   Augmentation Device                                                                             bone following rotator
                                                                                                   cuff repair
                                                                                                .  protects the suture/bone
                                                                                                   interface when using
                                                                                                   transosseous tunnels
-----------------------------------------------------------------------------------------------------------------------------------
Ideal (TM) Suture Grasper                  January 1995         Open and arthroscopic           .  15, 30, 45 and 60 degree angles
                                                                knot tying                      .  athroscopically sutures tissue
                                                                                                   without needles
-----------------------------------------------------------------------------------------------------------------------------------
Y-Knot (TM) Arthroscopic Knot              April 1998           Open and arthroscopic           .  reproducible security of
        Replacement                                             knot tying                         traditional knots eliminates
                                                                                                   complexity of tying arthroscopic
                                                                                                   knots
-----------------------------------------------------------------------------------------------------------------------------------
Cuff Guard(TM) Expanded Body  Suture       April 1998           Rotator Cuff                    .  expanded body suture matches
                                                                                                   holding strength of multiple
                                                                                                   stitch techniques
-----------------------------------------------------------------------------------------------------------------------------------
                                                     Cartilage Repair Systems
-----------------------------------------------------------------------------------------------------------------------------------
COR(TM) System                             September 1996       Grafting of bone plugs          .  cutter allows for precise
                                                                in the knee                        cutting of bone plugs
                                                                                                .  bone plugs are cleanly
                                                                                                   transferred to donor site
                                                                                                .  4, 6 and 8mm cutter diameters
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                             Initial                  Current
          Product                          Release Date             Applications                Features and Benefits
-----------------------------------------------------------------------------------------------------------------------------------
                                                        ACL Repair Systems
-----------------------------------------------------------------------------------------------------------------------------------
Linx HT                                    November 1997        ACL soft tissue graft femoral   .  links hamstring directly to bone
                                                                fixation                        .  provides permanent biocompatible

                                                                                                   fixation
                                                                                                .  strong fixation using
                                                                                                   conventional technique
-----------------------------------------------------------------------------------------------------------------------------------
Cannulated Interference Screw System       August 1997          ACL bone-tendon-bone fixation   .  design minimized tissue trauma
                                                                                                .  locking thread secures bone
                                                                                                   block fixation
-----------------------------------------------------------------------------------------------------------------------------------
GeoFit(TM) Screw and Washer System         October 1997         ACL soft tissue graft femoral   .  low profile screws and washers
                                                                and tibial fixation                minimize tissue irritation
                                                                                                .  washers shaped to conform to
                                                                                                   bone contours
-----------------------------------------------------------------------------------------------------------------------------------
Transverse Fixation System                 January 1998         ACL bone-tendon-bone and        .  rigid graft fixation
                                                                soft tissue graft femoral       .  simplifies femoral graft
                                                                fixation                           insertion and passage
-----------------------------------------------------------------------------------------------------------------------------------
General ACL Instruments                    March 1998           ACL bone-tendon-bone and        .  complete systematic approach
                                                                soft tissue graft femoral and      to endoscopic ACL
                                                                tibial fixation                    reconstruction
-----------------------------------------------------------------------------------------------------------------------------------
                                                      Meniscal Repair Systems
---------------------------------------------------------------------------------------------------------------------------------
Clearfix(TM) Meniscal Screw                October 1998         Repair posterior longitudinal   .  headless, to preclude abrasion
                                                                meniscus tears                  .  may be repositioned for optimal
                                                                                                   purchase
                                                                                                .  molded PLA resists splintering
-----------------------------------------------------------------------------------------------------------------------------------

The Company also markets instrumentation used in the surgical implementation of the products listed above.

The Company's line of suture fasteners was expanded in March 1998 with the release of the BioROC, a bioabsorbable suture fastener which degrades and absorbs into the surrounding bone and tissue after the repaired tissue has sufficiently healed back to the bone.

Two new product lines were introduced within the suturing systems product line in 1998: the Y-Knot, a device used in place of traditional knot configurations when securing soft tissue to bone and the Cuff Guard, a suture with an expanded surface area.

The Company introduced two new ACL reconstruction product lines in 1998: the Transverse Fixation System, an ACL repair system which provides femoral fixation of hamstring tendon grafts and a general ACL Repair system used in both patellar tendon and hamstring tendon ACL reconstruction procedures.

In October 1998, the Company announced the commercial release of its Clearfix Meniscal Screw, a bioabsorbable device used to repair traumatic tears within the meniscus of the knee through a minimally invasive arthroscopic approach.

Product Development

The Company has new products in various stages of development designed to address a variety of clinical needs. The Company has been primarily developing products in five market platforms: Suture Fasteners, Suture Systems, Anterior Cruciate Ligament Repair Systems, Cartilage Repair Systems and Meniscal Repair Systems. The Company utilizes a wide variety of materials to address the mechanical requirement of the surgical repair in its product development process. These materials include polymer, absorbable, biologic and metallic formulations. The Company seeks regulatory clearance to market its products throughout the world.

The Company's objective is to continue to develop innovative products for the sports medicine/arthroscopy market and to leverage its core proprietary technology in other markets. The Company's research and development team currently consists of eight engineers with substantial design experience in the field of orthopaedics and arthroscopy. During the fiscal year ended December 31, 1998, 1997 and 1996 the Company incurred expenses of $4.3 million, $4.0 million and $2.7 million, respectively, in connection with its research and development efforts.

The Company's research and development team is continually engaged in assessing new tissue repair device technologies and techniques which are applicable to the Company's business strategy. The research and development engineers spend a significant amount of time with surgeon advisors and members of the Company's Medical Advisory Board in evaluating new product ideas. The Company has collaborative arrangements with university-based research centers for pre-clinical design testing. In the future, the Company's research and development efforts may include the identification of new technologies developed by others and the acquisition or licensing of new technologies and product lines.

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

The Company markets its products to surgeons in the United States through a network of twenty-six clinical employee sales representatives, 126 independent sales agents and five regional sales managers. In addition to its field sales force, as of March 24, 1999 the Company employed a staff of eleven corporate marketing, sales and customer service support staff employees. This staff manages clinical training workshops, sales management, print and video promotion, sales data analysis, convention management and international marketing. The Company ships to and invoices its hospital customers directly in the US.

The Company markets its products internationally through nineteen established distributors of orthopaedic medical devices. The Company's products are sold directly to stocking distributors who sell the products to hospitals and clinics. For the year ended December 31, 1998, international sales accounted for 17% of net sales.

The Company also works with a Medical Advisory Board (the "MAB") of six surgeons and a Clinical Advisory Group (the "CAG") of nineteen surgeons located across the United States. The members of the MAB and CAG are opinion leaders in the field of arthroscopy and sports medicine and are affiliated with professional athletic teams, collegiate athletic departments and major orthopaedic hospitals. The Company relies on the MAB and CAG to conduct workshops at which new surgeons train on the use of the Company's products, evaluate products clinically prior to their general market release, present the Company's products at conferences, assist in creating training videos and advise the Company on new surgical and product techniques.

Manufacturing and Quality Control

The manufacture of the Company's devices and instruments consists of inspection, assembly, testing, packaging and sterilization of components that have been molded, machined or manufactured by the Company or to the Company's specifications by outside contractors. Samples of sterilized products are sent to a certified laboratory to validate that sterilization procedures have been adequately performed. After this validation, the products are shipped to customers. The Company maintains a high level of quality control and inspects each lot of components to ensure that they comply with the Company's exacting specifications. Most purchased components are available from more than one vendor. For certain components, there are relatively few alternative sources of supply and establishment of additional or replacement suppliers for such components cannot be accomplished quickly. Many components are injection molded using Company owned molds. Many polymer components have only one mold and replacement of the molds can take 12 to 16 weeks. Bioabsorbable materials used in products are likely to be available from only a single source. Any supply interruption from single source vendors could have a material adverse effect on the Company's ability to supply products. There is risk that certain suppliers may terminate sales of certain materials to companies that manufacture medical devices in an attempt to limit their potential product liability exposure. If the materials which are used to manufacture the Company's polymer and absorbable based devices become unavailable, the Company would be required to identify a new polymer and absorbable materials for the devices and certify the quality and suitability of the new material. In addition, a new 510(k) clearance would have to be obtained to market products manufactured from the new materials. This process could take a substantial period of time and there is no assurance that the Company would be able to identify, certify or obtain clearance for new polymer or absorbable based fasteners. The Company operates manufacturing facilities in Marlborough, MA and Logan UT.

The Company abides by the FDA's Good Manufacturing Practices and the requirements of foreign regulatory agencies. The Company's Marlborough, MA manufacturing facility received ISO 9001 registration and EN 46001 certification in October 1997.

Relationship with Cohesion Technologies, Inc. (formerly Collagen Corporation)

In October 1995, the Company entered into Research & Development, Distribution and Supply agreements (the "Agreements") with Collagen Corporation ("Collagen"). In October 1997, Collagen announced that it would proceed to separate its Aesthetic Technologies Group and its Collagen Technologies Group ("CTG") into two independent, publicly traded companies. Cohesion Technologies, Inc. ("Cohesion") was organized as a Delaware corporation and wholly owned subsidiary of Collagen in June 1997. Effective January 1, 1998, Collagen contributed certain research and development programs of CTG to Cohesion including its development program with Innovasive. Collagen also contributed various equity investments to Cohesion including all of its holdings in Innovasive Devices, Inc. In connection with the separation, Collagen distributed as a dividend to its stockholders on August 18,1998, one share of Cohesion common stock for each share of Collagen common stock outstanding. As a result of this transaction, Cohesion Technologies holds 843,936 shares, or approximately 9.2% of the common stock of Innovasive Devices, Inc. Pursuant to an agreement among the Company and certain of its stockholders, Cohesion Technologies has the right to designate one member of the Company's Board of Directors so long as it holds at least five percent of the Company's outstanding Common Stock on a fully-diluted basis. David Foster, Chief Executive Officer of Cohesion Technologies, currently serves as Cohesion Technologies' designee on the Company's Board of Directors.

Pursuant to the agreements assigned to Cohesion Technologies, the Company and Cohesion have cross-licensed their respective technologies relating to collagen materials and medical devices. Under the Research and Development Agreement, the Company and Cohesion have agreed to undertake the joint development of suture fasteners made from collagen-based materials, to be funded by the Company up to certain amounts as specified in an agreed project plan. The Research and Development Agreement contemplates subsequent development of collagen-based tissue fixation devices if the parties can agree on a project plan and budget for their development. Any technology jointly developed pursuant to a project plan is to be owned jointly by the parties. Until October 17, 2000, the parties have agreed to work exclusively together with respect to the development of products covered by the agreement. With respect to products for which a project plan has been approved by the parties prior to October 17, 2000 and for which there is funding through completion of development, Cohesion and the Company have agreed not to commence the development of competing products until after the second anniversary of the first commercial sale of such products.

The Manufacturing and Supply Agreement provides that Cohesion will be the exclusive supplier to the Company for products manufactured from collagen and developed under the Research and Development Agreement. If Cohesion is unable to supply such products, the Company is entitled to develop a second source of supply. The Manufacturing and Supply Agreement remains in effect with respect to a product until either the Distribution Agreement between Cohesion and the Company relating to such product terminates, expires or until the Manufacturing Agreement is terminated by reason of default or as the result of the bankruptcy or insolvency of a contracting party.

The Distribution Agreement provides that Cohesion will have exclusive distribution rights to the Company's 3.5mm, 2.8mm and 1.9mm ROC suture fasteners and collagen-based products developed under the Research and Development Agreement which are labeled for facial plastic surgery or dermatology applications. Under the agreement, the Company will have exclusive distribution rights to collagen-based products developed under the Research and Development Agreement which are labeled for orthopaedic applications. Each party must sell a minimum number of units of products in its exclusive field to maintain exclusivity; otherwise, the other party gains co-exclusive rights to market and distribute products in that field. Under the agreement, a distributing party will purchase products from a manufacturing party at various discounts from the actual average selling price of the products, and Cohesion is required to pay royalties to the Company with respect to Cohesion's net sales of products for which development was funded by the Company pursuant to the Research and Development Agreement.

Patents and Proprietary Technology

The Company believes that a key element of its competitive advantage depends on its ability to develop and maintain proprietary aspects of its technology. To this end, the Company files patent applications to protect technology, inventions and improvements that it believes are significant to the growth of its business. As of March 24, 1999 the Company had 33 issued patents and more than 22 U.S. and foreign patent applications pending. As of March 24, 1999 the Company had rights to license products under 26 issued patents and patents pending. These issued patents and pending patent applications cover its radial osteo compression (ROC) technology, it's COR cartilage repair technology, meniscal repair systems, suture systems, ACL repair systems and various surgical tools, systems and methods.

On October 28, 1998, Bionx Implants, Inc., Bionx Implants, Oy. and Dr. Saul N. Schreiber ("Bionx") filed suit against the Company in the United States District Court for the District of Massachusetts alleging that the Company's Clearfix(TM) Meniscal Dart product infringed a Bionx patent. On March 24, 1999, Judge Gertner of that Court denied Bionx's motion for a preliminary injunction which would have precluded Innovasive from manufacturing, using or selling the Meniscal Dart on the grounds that Bionx was unlikely to succeed on the merits of its infringement claim. The Company does not believe that the Meniscal Dart infringes the Bionx patent and intends to continue to manufacture and sell the Meniscal Dart product and to vigorously defend its position with respect to the Bionx claim. However, there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents and will not obtain additional proprietary rights relating to materials or processes used or proposed to be used by the Company. Accordingly, there can be no assurance that the Company's products have not, do not or will not infringe any patents or other proprietary rights of third parties.

The Company typically requires its employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with the Company. The Company also typically requires its employees, consultants and certain advisors to agree to disclose and assign to the Company all inventions conceived of on Company time, using Company property or which relate to the Company's business. There can be no assurance, however, that the foregoing agreements will effectively prevent disclosure of the Company's confidential information or provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology.

Competition

The Company faces strong competition in the marketplace from soft tissue fixation devices for knee and shoulder applications sold by large corporations with orthopaedic divisions. Mitek Surgical Products, Inc. ("Mitek"), a division of Johnson & Johnson, the Zimmer division of Bristol-Meyers Squibb Company, the Linvatec division of ConMed Inc., Smith & Nephew Endoscopy, ("Dyonics" and "Acufex") subsidiaries of Smith & Nephew, Inc., Arthrotek Inc., a division of Biomet, Inc. and Arthrex, Inc. all compete in the Company's market with metal suture anchors and devices for arthroscopic soft tissue reconstruction of the knee. These competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than the Company. Mitek, which sells metal barbed anchors and bioabsorbable bone anchors, currently has the largest share of the suture fastener market. The Company also faces competition from smaller companies including Bionx, Inc. and Orthopaedic Biosystems Ltd., Inc.

The Company believes that its suture fastener products compete favorably against its competition based on a number of factors, including the Company's proprietary radial osteo compression design which permits excellent holding strength in both large and small bones and can be modeled from plastic, bioabsorbable polymers and biomaterials; the revisability of the Company's fasteners; the availability of a proprietary arthroscopic delivery system without the need to tie suture knots for its products; and the small profile of the Company's products when inserted into bone, which permits its fasteners to be deployed in the small bones of the wrist, hand, ankle and foot. Furthermore, the Company believes that its products compete favorably against its competition in soft tissue reconstruction of the knee based on a number of factors, including the Company's proprietary ACL ligament fastener devices and meniscal repair devices for soft tissue reconstruction which can be modeled from plastic and bioabsorbable polymers. However, there can be no assurance that the Company's competitors will not succeed in developing products and technologies that are more effective or less costly than those that have been or may be developed by the Company.

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

In the United States, medical devices are classified into one of three classes (i.e., Class I, II, or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are generally exempt from the premarket notification (510(K)) and premarket approval regulations. Class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices).

Before a new device can be introduced in the market, the Company must generally obtain FDA clearance through a 510(k) notification or approval of a Premarket Approval ("PMA"). A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or a Class III medical device for which the FDA has not called for PMAs. The FDA recently has been requiring more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring submission of clinical trial data. The FDA may determine that the proposed device is not substantially equivalent to a predicate device or that additional information is needed before a substantial equivalence determination can be made. It generally takes from four to twelve months from submission to obtain 510(k) premarket clearance, however the process may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination or a request for additional information could prevent or delay the market introduction of new products that fall into this category and could have a material adverse effect on the Company's business, financial condition or results of operations. For any of the Company's devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission.

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

If human clinical trials of a device are required and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) will have to file an Investigational Device Exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study provided that compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

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

There can be no assurance the FDA will not determine that the Company's future products must adhere to the more costly, lengthy, and uncertain PMA approval process. There also can be no assurance that the Company will obtain FDA clearance or approval for such future products on a timely basis, if at all, or that the FDA will not impose limitations on the intended use of such products as a condition of clearance or approval. Any delay in receipt of, failure to obtain, or limitations on clearance or approval could have a material adverse effect on the Company's business, financial condition or results of operation.

Any devices manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies. Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed Good Manufacturing Practices ("GMP") requirements, which include design, testing, control and documentation requirements. Manufacturers must also comply with Medical Devices Reporting ("MDR") requirements that a firm reports to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

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

The Company has implemented policies and procedures which has allowed the Company to receive ISO 9001 registration and EN 46001 certification. These standards for quality systems in manufacturing have been developed to ensure that companies know, on a worldwide basis, the standards of quality to which they will be held. The European Union has promulgated rules which require that medical products receive the CE mark before entering the European market. The CE mark is an international symbol of quality and compliance with applicable European medical device directives. As of March 24, 1999 the Company has received CE Mark approval for substantially all of its principal products. There can be no assurance that the Company will be successful in meeting the continuing certification requirements for these products. There can also be no assurance that the Company will be successful in meeting the certification requirements for future product introductions.

The Company is subject to numerous federal, state and local laws relating to such matters as safe working conditions and environmental protection. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

Employees

As of February 28, 1999, the Company has 131 employees, 25 of whom were engaged in research and development and regulatory, 50 in manufacturing and quality assurance and 56 in marketing, sales and administrative positions. The Company also contracts with outside consultants. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

Item 2.  Properties

As of December 31, 1998, the Company leased the following facilities:

                                                                                           Appx. Square
               Location                                  Type of Facility                    Footage
Marlborough, MA......................    Executive Offices, Research and Development,         28,000
                                         Manufacturing, Warehousing and Distribution
Attleboro, MA........................    Research and Development                              2,500
Logan, UT............................    Research and Development , Manufacturing             12,500


Item 3.  Legal Proceedings

On October 28, 1998, Bionx Implants, Inc., Bionx Implants, Oy. and Dr. Saul N. Schreiber ("Bionx") filed suit against the Company in the United States District Court for the District of Massachusetts alleging that the Company's Clearfix(TM) Meniscal Dart product infringed a Bionx patent. On March 24, 1999, Judge Gertner of that Court denied Bionx's motion for a preliminary injunction which would have precluded Innovasive from manufacturing, using or selling the Meniscal Dart on the grounds that Bionx was unlikely to succeed on the merits of its infringement claim. The Bionx claim does not allege any infringement with respect to the Company's Meniscal Screw, which was commercially launched in October 1998. The Company believes that the Bionx claim is without merit and intends to continue to defend itself vigorously.

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

FISCAL PERIOD                    HIGH           LOW
-------------                    ----           ---
 First Quarter - 1998            $11.00        $8.00
 Second Quarter - 1998           $10.63        $8.63
 Third Quarter - 1998            $ 9.50        $5.25
 Fourth Quarter - 1998           $ 5.00        $2.38

The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain all future earnings for the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

On March 25, 1999 there were 98 stockholders of record of the Company's common stock.

Item 6.  Selected Financial Data

                                                                         Years Ended December 31,
                                             ------------------------------------------------------------------------------------
                                                  1998             1997             1996             1995             1994
                                             ---------------  ---------------  ---------------  ---------------  ---------------
                                                                   (in thousands, except per share data)
Statement of Operations Data:
Net sales                                          $ 11,911         $  7,754          $ 4,353          $ 1,234          $   244
Cost of sales                                         3,339            2,232            1,611            1,000              465
                                                   --------         --------          -------          -------          -------

Gross profit (loss)                                   8,572            5,522            2,742              234             (221)

Selling, general and administrative
     expenses                                        11,294            8,407            4,922            2,435            1,533
Purchased in-process research and
Development (1)                                           -           13,370                -                -                -
Research and development
     expenses (2)                                     4,290            3,952            2,667            1,597            1,172
                                                   --------         --------          -------          -------          -------

Loss from operations                                ( 7,012)         (20,207)          (4,847)          (3,798)          (2,926)
Interest income                                         513            1,053              785               64               34
                                                   --------         --------          -------          -------          -------

Net loss                                           $ (6,499)        $(19,154)         $(4,062)         $(3,734)         $(2,892)
                                                   ========         ========          =======          =======          =======

Basic and diluted net loss per share                 $(0.71)          $(2.33)          $(0.83)          $(2.06)          $(1.79)
                                                   ========         ========          =======          =======          =======

Shares used in computing basic and
    diluted net loss per share (3)                   9,179             8,225            4,911            1,811            1,621
                                                   ========         ========          =======          =======          =======
                                                                                December 31,
                                                   ----------------------------------------------------------------------------
                                                     1998             1997              1996             1995             1994
                                                   --------         --------          -------          -------          -------
                                                                               (in thousands)
Balance Sheet Data:
Cash and cash equivalents                          $  3,724         $  2,916          $12,825          $ 5,052          $ 2,051
Working capital                                       9,882           15,885           22,841            4,857            1,628
Total assets                                         16,059           21,520           25,363            6,399            3,099
Mandatorily redeemable convertible
     preferred stock                                      -                -                -           13,970            6,993
Stockholders' equity (deficit)                     $ 13,214         $ 19,197          $23,788          $(8,501)         $(4,759)


(1)   See Note 2 of Notes to Financial Statements.
(2) Includes research and development costs payable to a related party of $60 in 1998, $428 in 1997 and $664 in 1996.
(3)   See Note 1 of Notes to Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

Since its inception in 1990, the Company has been primarily engaged in the development, manufacture and marketing of proprietary devices and instrumentation which facilitate the reattachment of soft tissue structures, such as ligaments and tendons, to bones and other tissues. The Company has a limited operating history and as of December 31, 1998 had an accumulated deficit of $41.7 million. These losses have resulted principally from expenses associated to fund research and development, the establishment of its manufacturing capabilities and the expansion of its marketing and sales organization. On June 27, 1997, the Company acquired substantially all of the assets, including intellectual property related to orthopaedic medicine, and assumed substantially all of the liabilities of MedicineLodge, Inc., a Delaware corporation ("MLI") in exchange for 1,885,000 shares of the Company's common stock. MLI was a privately held designer, developer and manufacturer of orthopaedic medical devices, particularly implantable systems and related instrumentation used in minimally invasive arthroscopic procedures to repair injuries to the knee. A portion of the purchase price was allocated to in-process research and development, resulting in a charge to the Company's operations of $13.4 million.

Although the Company's sales were principally derived from the sale of its family of shoulder related products, the Company now markets five product platforms: suture anchors, suturing systems, cartilage repair products, anterior cruciate ligament ("ACL") reconstruction products and its newly introduced
meniscal repair products.   Within these product platforms, the Company released
six new product lines in 1998. Included in these six releases were two product lines that represent the Company's first offerings using bioabsorbable materials, the BioROC and the Clearfix Meniscal Screw.

The Company's line of suture anchors was expanded in March 1998 with the release of the BioROC, a bioabsorbable suture anchor which degrades and absorbs into the surrounding bone and tissue after the repaired tissue has sufficiently healed back to the bone. Two new product lines were introduced within the suturing systems product line: the Y-Knot, a device used in place of traditional knot configurations when securing soft tissue to bone and the Cuff Guard, a suture with an expanded surface area. The Company introduced two new ACL reconstruction product lines in 1998: the Transverse Fixation System, an ACL repair system which provides femoral fixation of hamstring tendon grafts and a general ACL Repair System used in both patellar tendon and hamstring tendon ACL reconstruction procedures. In October 1998, the Company announced the commercial release of its Clearfix Meniscal Screw, a bioabsorbable device used to repair traumatic tears within the meniscus of the knee through a minimally invasive arthroscopic approach.

The following information should be read in conjunction with the Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report.

Any statements in this report expressing the beliefs and expectations of management regarding the Company's future results and performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that involve a number of risks and uncertainties. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. These risks include the receipt of regulatory approvals, progress of product development programs, manufacturing of higher volume product requirements, clinical efficacy of and market demand for the products and the establishment of an effective distribution channel. Certain of such risks and uncertainties are described in Exhibit 99 of this Annual Report.

Results of Operations

Years Ended December 31, 1998 and 1997

Net sales increased to $11.9 million for the year ended December 31, 1998 from $7.8 million for the year ended December 31, 1997. Sales of the Company's shoulder related products increased to $8.0 million for the year ended December
31, 1998 from $5.9 million in the prior year.   Shoulder related products
include the Company's suture anchor and suturing system product lines. Suture anchor products increased in 1998 over the prior year primarily as a result of incremental sales generated from the BioROC, released in the first quarter of 1998. The BioROC is a bioabsorbable suture anchor which degrades and absorbs into the surrounding bone and tissue after the repaired tissue has sufficiently healed back to the bone. The Company also experienced increased sales in its existing suture anchor offerings including its ROC EZ and ROC XS suture anchors. The suture systems product platform experienced sales growth in 1998 with increased sales contributions from the Suture Grasper, Cuff Link, Y-Knot and Cuff Guard product lines. Sales of knee related products increased to $3.7 million for the year ended December 31, 1998 from $1.7 million in the prior year. Knee related products include the Company's ACL repair, cartilage repair and meniscal repair product platforms. The Company's ACL product offerings were primarily introduced in the fourth quarter of 1997 and the first quarter of
1998.   Significant contributors to ACL product sales in 1998 were: the Linx HT, a product released in the fourth quarter of 1997 which facilitates femoral fixation in ACL repair with the use of hamstring tendon grafts, the Geofit Screw and Washer System, used in tibial fixation of hamstring tendon grafts and the Transverse Fixation System, released in the first quarter of 1998 and also used
in femoral fixation of hamstring tendon grafts.   Sales of the Company's COR
system, used to repair osteochondral defects in the knee, also experienced sales growth over the prior year. In the fourth quarter of 1998, the Company announced the commercial release of its Clearfix Meniscal Screw, a bioabsorbable device used to repair traumatic tears within the meniscus of the knee through a
minimally invasive arthroscopic approach.   Sales of the meniscal product
commenced in the fourth quarter of 1998 and also contributed to the overall knee related product growth as compared to the prior year.

Domestic sales increased to $9.9 million for the year ended December 31, 1998 from $6.6 million in the prior year. This sales growth was attributable to an increase in the unit sales and expansion of the Company's line of shoulder and knee related product offerings and the expansion of the Company's direct sales force and domestic distribution network.

International sales, which are denominated in US dollars, increased to $2.0 million for the year ended December 31, 1998 from $1.1 million in the prior year. This increase was primarily attributable to the expansion of the Company's international distribution network as well as an increase in the unit sales and expansion of the Company's line of shoulder and knee related product offerings. In the second quarter of 1998, the Company announced the appointment of Protek GmbH, a division of Sulzer Orthopaedics, and Stryker Canada, Inc. as distributors for the Company's products in Germany and Canada, respectively.

Gross profit increased to $8.6 million for the year ended December 31, 1998 from $5.5 million in the prior year. As a percentage of net sales, gross profit increased to 72% for the year ended December 31, 1998 from 71% in the prior year. The increase in gross profit was primarily due to the increased improved manufacturing efficiencies resulting from increased production volumes.

Selling, general and administrative expenses increased to $11.3 million for the year ended December 31, 1998 from $8.4 million for the year ended December 31, 1997. The increase resulted partially from higher commission expense on the increased sales volume and the expansion of the domestic direct sales force and external distribution network. The Company also experienced increases in clinical training costs of its direct sales force and external distributors due to the volume of new products introduced in 1998. Legal fees also increased over the prior year primarily as a result of costs related to the Company's response to a patent infringement suit filed against the Company by Bionx, Inc. Increased costs were also incurred in the following areas: salary and travel, product sample expenses, product advertising, depreciation and incremental administrative costs resulting from the acquisition of MLI on June 27, 1997.

Research and development expenses increased to $4.3 million for the year ended December 31, 1998 from $4.0 million for the year ended December 31, 1997. The increase was a result of incremental costs resulting from the acquisition of MLI on June 27, 1997 as well as an increase in the non-cash compensation charge related to the grant of stock options to the Company's Scientific Advisory Board. Offsetting this increase was a reduction in costs relating to a joint product development project undertaken with Cohesion Technologies (as assigned from Collagen Corporation).

As a result of the Company's transaction with MLI in the second quarter of 1997, the Company incurred a non-recurring charge to operations of $13,370,000 representing the portion of the purchase price allocated to in-process research and development.

Net interest income decreased to $513,000 for the year ended December 31, 1998 from $1.1 million for the year ended December 31, 1997 primarily as a result of investment returns earned on lower average cash balances maintained during the year.

As a result of the foregoing, the net loss decreased $6.5 million for the year ended December 31, 1998 from $19.2 million for the year ended December 31, 1997.

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

Selling, general and administrative expenses increased to $8.4 million for the year ended December 31, 1997 from $4.9 million for the year ended December 31, 1996. The increase resulted primarily from higher commission expense on the increased sales volume and the expansion of the domestic direct sales force and external distribution network. The Company also experienced cost increases in the following areas: salary and travel, product sample expenses, product advertising, depreciation and incremental administrative costs resulting from the acquisition of MLI on June 27, 1997.

Research and development expenses increased to $4.0 million for the year ended December 31, 1997 from $2.7 million for the year ended December 31, 1996. The increase was primarily attributable to the following: research and development costs incurred by MLI to support research projects in process at the time of the acquisition, product development costs in support of the Company's meniscal repair and bioabsorbable programs, compensation related to the grant of stock options and patent preparation and filing costs.

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

Liquidity and Capital Resources

As of December 31, 1998, the Company had cash, cash equivalents and marketable securities of $4.8 million as compared to a balance of $13.5 million on December
31, 1997.   Working capital decreased to $9.9 million from $15.9 million in
1997.

Cash used in the Company's operations increased to $7.8 million for the year ended December 31, 1998 from $7.3 million in 1997. The net loss in 1998 decreased to $6.5 million from $19.2 million in the prior year (which included a $13.4 million non-cash charge for in-process research and development resulting from the MLI transaction). Accounts receivable increased to $2.2 million in 1998 from $1.6 million in 1997 as a result of increased sales volume. Inventories increased to $5.6 million in 1998 from $2.9 million in 1997. The increase was primarily attributable to the expansion of the Company's product lines and increased inventory requirements to support planned sales volumes.

Cash provided by investing activities totaled $8.4 million in 1998 resulting from capital expenditures of $1.1 million and net redemptions of marketable securities of $9.5 million.

Cash provided by financing activities totaled $162,000 in 1998 resulting primarily from proceeds received from the issuance of common stock pursuant to the Company's Employee Stock Purchase Plan.

On December 31, 1998, the Company entered into a working capital line of credit with a bank, that provides the Company with a maximum borrowing availability of $2.5 million, limited by certain receivable and inventory balances. Borrowings under this agreement bear interest at the prime rate. The line of credit expires and all outstanding amounts thereunder are due December 31, 1999. Under the line of credit, the Company is obligated to comply with certain financial covenants. There were no borrowing outstanding under the line of credit at December 31, 1998.

The Company's future liquidity and capital requirements will depend upon the progress of research and development programs, regulatory matters and the expansion of its manufacturing capabilities to satisfy increasing volume requirements. In addition, the Company's capital requirements will depend upon, among other factors, the timing of the establishment of effective sales channels in the United States and abroad and the extent to which the Company's products gain market acceptance resulting in increased sales sufficient to generate a profit from operations. Therefore the Company cannot provide assurances that it will not require additional financing in the future. If additional financing is necessary, the Company would seek to raise these funds through bank facilities or debt or equity offerings. There can be no assurance that such funds would be available on terms acceptable to the Company.

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

The Company believes that its primary business and research and development systems will be Y2K compliant by the second quarter of 1999 based on it's internal evaluations and testing of these systems. The Company does not rely materially on non-IT related technology in its manufacturing processes and thereby does not anticipate that Y2K issues will affect its ability to manufacture finished goods. The Company has begun the process of developing a communication strategy for third party vendors and intends to issue
questionnaires that will address Y2K compliance.   The Company anticipates that
its assessment of third party vendors will be completed by the second quarter of 1999. The Company does not anticipate incurring additional costs outside of the scope of its current IT budget to complete future testing and compliance activities.

The Company relies extensively on third party suppliers. Because their systems are not directly under the Company's control, the Company is at risk that all required external Y2K compliance efforts will not be completed on a timely basis. In the event that the Company's significant suppliers do not successfully and timely achieve Y2K compliance, and the Company is unable to replace them with alternate suppliers, the Company's operations could be adversely affected.

At this time, the Company believes that the Y2K problem will not pose significant operational problems for the Company's computer systems. Since no significant issues have arisen, the Company does not have a contingency plan to address any material Y2K issues. If significant Y2K issues arise, the Company may not be able to timely develop and implement a contingency plan and the Company's operations could be adversely affected.

The disclosure in this Section is a Y2K Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act of 1998.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate changes and the change in the market values of its investments. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in money market accounts, debt instruments of the U.S. Government and its agencies and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer.

The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

The amortized cost of the Company's investment approximate fair market value and consists of $1.9 million of money market investments and $2.8 million of corporate debt securities due in less than one year. The average interest rate on these investments at December 31, 1998 was approximately 5.23%.

Item 8.  Financial Statements and Supplementary Data

                           INNOVASIVE DEVICES, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                          ---------
Report of Independent Accountants                                             21

Consolidated Balance Sheet at December 31, 1998 and 1997                      22

Consolidated Statement of Operations for the three years ended                23
    December 31, 1998

Consolidated Statement of Stockholders' Equity (Deficit) for the              24
    three years ended December 31, 1998

Consolidated Statement of Cash Flows for the three years ended                25
     December 31, 1998

Notes to Consolidated Financial Statements                                    26


Financial Statement Schedule:

II.  Valuation and Qualifying Accounts and Reserves for the three             42
          years ended December 31, 1998



All other schedules are omitted because they are not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Innovasive Devices, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Innovasive Devices, Inc. and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers  LLP

Boston, Massachusetts
February 18, 1999

                           INNOVASIVE DEVICES, INC.

                          CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

ASSETS                                                                        December 31,
                                                                      -------------------------
                                                                        1998            1997
                                                                     ----------      ----------
Current assets:
     Cash and cash equivalents                                         $  3,724        $  2,916
     Marketable securities                                                1,043          10,604
     Accounts receivable, net of allowance for
        doubtful accounts of $140 and $121 at
        December 31, 1998 and 1997, respectively                          2,189           1,625
     Inventories                                                          5,596           2,947
     Prepaid expenses                                                       175             116
                                                                     ----------      ----------
         Total current assets                                            12,727          18,208
     Fixed assets, net                                                    2,212           1,960
     Goodwill, net                                                        1,093           1,326
     Other assets                                                            27              26
                                                                     ----------      ----------
                                                                       $ 16,059        $ 21,520
                                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $    682        $    809
     Accounts payable to related party                                       60             392
     Accrued expenses                                                     2,103           1,122
                                                                     ----------      ----------
         Total current liabilities                                        2,845           2,323
                                                                     ----------      ----------

Stockholders' equity:
     Common stock, $.0001 par value;
            Shares authorized: 15,000,000;
            Shares issued and outstanding: 9,207,250 and
            9,164,848 at December 31, 1998 and 1997, respectively             1               1
     Additional paid-in capital                                          54,918          54,702
     Accumulated deficit                                                (41,655)        (35,156)
     Deferred compensation                                                  (50)           (350)
                                                                     ----------      ----------
                Total stockholders' equity                               13,214          19,197
                                                                     ----------      ----------
Commitments (Note 14)                                                         -               -
                                                                     ----------      ----------
                                                                       $ 16,059        $ 21,520
                                                                     ==========      ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           INNOVASIVE DEVICES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                                              Year Ended December 31,
                                                      -------------------------------------
                                                           1998        1997        1996
                                                      -----------   ----------   ----------
Net sales                                               $ 11,911     $  7,754     $  4,353

Cost of sales                                              3,339        2,232        1,611
                                                      ----------    ---------    ---------

     Gross profit                                          8,572        5,522        2,742

Selling, general and administrative expenses              11,294        8,407        4,922
Research and development                                   4,230        3,524        2,003
Research and development - related party                      60          428          664
Purchased in-process research and
     development                                               -       13,370            -
                                                      ----------    ---------    ---------

     Loss from operations                                ( 7,012)     (20,207)      (4,847)

Interest income                                              513        1,053          785
                                                      ----------    ---------    ---------

     Net loss                                           $ (6,499)    $(19,154)    $ (4,062)
                                                      ==========    =========    =========


         Basic and diluted net loss
                per share (Note 1)                       $( 0.71)     $( 2.33)     $( 0.83)
                                                      ==========    =========    =========


         Shares used in computing basic and
                diluted net loss per share                 9,179        8,225        4,911
                                                      ==========    =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                           INNOVASIVE DEVICES, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (In thousands, except share data)

                                      Common Stock
                                  ------------------
                                    Number               Additional                                                       Total
                                      of         Par      paid-in      Accumulated     Treasury       Deferred        stockholders'
                                    shares     value     capital        deficit         stock      compensation     equity (deficit)
                                  ---------    -----    ----------    ------------    ---------    -------------    ----------------
Balance at December 31, 1995      1,815,922       $1       $ 3,459       $(11,936)        $(25)           $   -            $ (8,501)

Accretion of Series A and
     Series B  mandatorily
     redeemable preferred stock
     to redemption value                                                       (4)                                               (4)

 Issuance of common stock
     under stock option plan          5,111        -             9                                                                9
Conversion of Series A and
     Series B  mandatorily
      redeemable preferred stock
      into common stock                            -
      (Note 9)                    3,543,819                 14,901                                                           14,901
Issuance of common stock,
     net of issuance costs of
     $2,305                       1,895,556        -        21,420                          25                               21,445
Net loss                                                                   (4,062)                                           (4,062)
                                 --------------------------------------------------------------------------------------------------

Balance at December 31, 1996      7,260,408        1        39,789        (16,002)           -                -              23,788
Issuance of common stock
     under stock option plan          9,940        -            35                                                               35
Issuance of common stock -
     acquisition of business
    (Note 2)                      1,885,000        -        14,326                                                           14,326
Issuance of common stock
     under employee stock
     purchase plan (Note 11)          9,500        -            82                                                               82
Compensation related to the
     grant of common stock
     options                                                   470                                         (470)                  -
Amortization of deferred
     compensation                                                                                           120                 120
Net loss                                                                  (19,154)                                          (19,154)
                                 --------------------------------------------------------------------------------------------------
Balance at December 31, 1997      9,164,848        1        54,702        (35,156)           -             (350)             19,197

Issuance of common stock
     under stock option plan         15,539        -            48                                                               48
Issuance of common stock
     under employee stock
     purchase plan (Note 11)         26,863        -           114                                                              114
Compensation related to the
     grant of common stock
     options                                                    54                                          (54)                  -
Amortization of deferred
     compensation                                                                                           354                 354
Net loss                                                                   (6,499)                                          ( 6,499)
                                 --------------------------------------------------------------------------------------------------
Balance at December 31, 1998      9,207,250       $1       $54,918       $(41,655)        $  -            $ (50)           $ 13,214
                                 ==================================================================================================

   The accompanying notes are an integral part of the consolidated financial statements.

                           INNOVASIVE DEVICES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                       (In thousands, except share data)

                                                                            December 31,
                                                                 ------------------------------------
                                                                   1998          1997         1996
                                                                 ---------    ----------    ---------
Cash flows from operating activities
     Net loss                                                     $(6,499)     $(19,154)    $ (4,062)
     Adjustments to reconcile net loss to net cash
          provided by (used for) operating activities:
          Depreciation and amortization                               989           571          273
          Amortization of deferred compensation                       354           120            -
          Purchased in-process research and development                 -        13,370            -
          Changes in assets and liabilities:
               Accounts receivable                                   (564)         (854)        (476)
               Inventories                                         (2,649)       (1,853)        (454)
               Prepaid expenses                                       (59)            7          (64)
               Other assets                                           108            (1)         (13)
               Accounts payable                                      (127)           37          169
               Accounts payable to related party                     (332)          222          (95)
               Accrued expenses                                       981           254          571
                                                              -----------     ---------     --------
Net cash used for operating activities                             (7,798)       (7,281)      (4,151)

Cash flows from investing activities
     Purchases of fixed assets                                     (1,117)         (856)        (596)
     Purchases of marketable securities                            (7,624)      (11,374)      (9,861)
     Redemption of marketable securities                           17,185        10,631            -
     Acquisition of business, net of cash acquired                      -          (544)           -
                                                              -----------     ---------     --------

Net cash provided by (used for)  investing activities               8,444        (2,143)     (10,457)

Cash flows from financing activities
     Proceeds from issuance of preferred stock,
          net of issuance costs                                         -             -          927
     Proceeds from issuance of common stock,
          net of issuance costs                                       162           117       21,454
     Principal payments on note payable                                 -          (602)           -


Net cash provided by (used for) financing activities                  162          (485)      22,381
                                                              -----------     ---------     --------

Net increase (decrease) in cash and cash equivalents                  808        (9,909)       7,773

Cash and cash equivalents at beginning of year                      2,916        12,825        5,052
                                                              -----------     ---------     --------

Cash and cash equivalents at end of year                          $ 3,724      $  2,916     $ 12,825
                                                              ===========     =========     ========

Supplemental disclosure of non-cash financing activities:

In June 1997, the Company acquired substantially all of the operating assets of MedicineLodge, Inc. in exchange for 1,885,000 shares of the Company's common stock and the assumption of certain liabilities. (Note 2)


   The accompanying notes are an integral part of the consolidated financial statements.

                           INNOVASIVE DEVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                       (In thousands, except share data)


1. Nature of Business and Summary of Significant Accounting Policies

   The Company designs, develops, manufactures and markets proprietary tissue repair systems for use in the sports medicine/arthroscopy segment of the orthopaedic market. The Company currently markets a broad-based product line within five product platforms: suture fasteners, suturing systems, cartilage repair products, ACL reconstruction systems and meniscal repair products.

   As a result of funding an aggressive research and development effort, the establishment of its manufacturing capabilities and the expansion of its global sales and marketing organization, the Company has incurred losses since inception and as of December 31, 1998 had an accumulated deficit of $41.7 million. On December 31, 1998, the Company had cash and marketable securities of $4.8 million and borrowing availability under a $2.5 million working capital line of credit (Note 7).

   The Company's ability to fund ongoing operating activities with existing capital resources, its working capital line of credit and cashflow from operations will be dependent upon the strengthening of its sales channels and the extent to which its proucts gain market acceptance in order to increase sales sufficiently to generate profits from operations.

   Therefore, the Company cannot provide assurances that it will not require additional financing in the future and that such funds would be available on terms acceptable to the Company.

   Revenue Recognition, Accounts Receivable and Concentration of Credit Risk

   Revenue is recognized upon shipment of product. Ongoing credit evaluations of customers' financial condition are performed and collateral is not required. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

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

   The Company has classified its investments as "available-for-sale" as defined under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." and any associated unrealized gains or losses, if material, are recorded as a separate component of equity until realized. At December 31, 1998 and 1997, any unrealized gains or losses were immaterial.

   Inventories

   Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out method.

   Fixed Assets

   Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Repair and maintenance costs are expensed as incurred.

                           INNOVASIVE DEVICES, INC.

                       (In thousands, except share data)


   the carrying amount of such assets, an impairment loss is recognized for the difference between estimated fair value and the carrying amount of the asset.

   Goodwill

   Goodwill represents the excess of cost over the fair value of net assets acquired, and is being amortized on a straight-line basis over the estimated
   useful life of ten years.   Accumulated amortization totaled $193 and $77 at
   December 31, 1998 and December 31, 1997, respectively.

   Basic and diluted net loss per share

   Net loss per share has been calculated in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share.

   Basic earnings per share is computed by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of common shares outstanding and potential dilutive common shares outstanding for the period.

   For each of the years presented, basic and diluted earnings per share are the same due to the antidilutive effect of potential common shares outstanding. Antidilutive potential common shares excluded from the 1998, 1997 and 1996 computation include 1,656,299, 1,505,608 and 732,536 common shares, respectively, issuable upon the exercise of stock options.

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

   Accounting for the impairment of long-lived assets

   The Company periodically evaluates its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of such an event or change in circumstances, the Company evaluates a potential impairment of an asset based on estimated future undiscounted cash flows. In the event that future undiscounted cash flows are less than

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at December 31, 1998 and 1997, and the reported amounts of revenues and expenses during the three years in the period ended December 31, 1998. Actual results could differ from those estimates.

                           INNOVASIVE DEVICES, INC.

                       (In thousands, except share data)



   Concentration

   Certain of the materials incorporated into the Company's products are obtained from a single source or a limited group of suppliers. The Company seeks to reduce the impact from it dependence on those sole and limited source suppliers by considering alternative sources of supply and maintaining an adequate supply of the materials. However, the loss of one or more of the sole or limited suppliers could cause a delay in manufacturing and a potential loss of sales, which could affect operating results adversely.

   New Accounting Pronouncement

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative
   Instruments and Hedging Activities."   This statement establishes new
   standards for the recognition of gains and losses on derivative instruments and provides guidance as to whether a derivative may be accounted for as a hedging instrument. Gains or losses from hedging transactions may be wholly or partially recorded in earnings or comprehensive income as part of a cumulative translation adjustment, depending upon the classification of the hedge transaction. Gain or loss on a derivative instrument not classified as a hedging instrument is recognized in earnings in the period of change. SFAS No. 133 will be effective for the Company in 2000. The Company does not believe adoption of SFAS No. 133 will have a material impact on its financial position or its results of operations.

2. Acquisition

   On June 27, 1997, the Company, through a newly formed subsidiary, acquired substantially all of the operating assets of MedicineLodge, Inc. ("MLI"), in exchange for 1,885,000 shares of the Company's common stock valued at $14,326 and the assumption of certain liabilities. MLI designs, develops, manufactures and is marketing proprietary surgical implants which facilitate the repair of the Anterior Cruciate Ligament (ACL) of the knee. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price has been allocated based on the estimated fair value of assets purchased and liabilities assumed upon acquisition. A portion of the purchase price relating to research projects which had not yet reached technological feasibility and had no alternative future use, was allocated to in-process research and development, resulting in a charge to the Company's operations of $13,370. The excess of cost over the fair value of net assets acquired (goodwill) of $1,403 is being amortized over 10 years on a straight-line basis. The operating results of MLI are included in the Company's results from the date of acquisition.

                           INNOVASIVE DEVICES, INC.

                       (In thousands, except share data)


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

                                                     Year ended
                                                    December 31,
                                      ----------------------------------------
                                            1997                   1996
                                      ----------------      ------------------
Net sales                                 $  8,298                $  5,659
Net loss                                   (20,080)                (18,849)
Basic and diluted net loss per share      $  (2.19)               $  (1.74)

3. Marketable Securities

   The amortized cost of available-for-sale securities (including accrued interest), which approximates fair value, consists of the following:


                                                                     December 31,
                                                         ------------------------------------
                                                               1998                 1997
                                                         ---------------      ---------------
Corporate debt securities                                  $ 2,842                 $ 6,779
U.S. government agency obligations                               -                   5,011
Money market instruments                                     1,925                   1,694
                                                           -------                 -------
    Total available for sale                                 4,767                  13,484
Less cash equivalents                                       (3,724)                 (2,880)
                                                           -------                 -------
    Total marketable securities                            $ 1,043                 $10,604
                                                           =======                 =======

   The amortized cost of the Company's investment in debt securities at December 31, 1998 was comprised of $2.8 million due in one year or less. Due to the short-term nature of the investments, expected maturities and contractual maturities are normally the same.

   The Company did not realize any gains or losses on available-for-sale securities during the three years ended December 31, 1998 as the securities have been held to maturity.

4. Inventories

   Inventories consist of the following:

                                               December 31,
                                      ----------------------------------
                                           1998                 1997
                                      ---------------      -------------
   Raw materials                           $1,880                $1,360
   Work-in-process                            640                   329
   Finished goods                           3,076                 1,258
                                          -------               -------
                                           $5,596                $2,947
                                          =======               =======

                           INNOVASIVE DEVICES, INC.

                       (In thousands, except share data)


   Inventories are shown net of a reserve which has been established to provide for estimated losses arising from inventory obsolescence. The Company estimates its reserve requirement for obsolete inventory based upon such factors as historical usage, projected sales and the impact of new product introductions. Amounts charged to cost of sales relating to the obsolescence reserve were approximately $606, $309, and $293 in 1998, 1997 and 1996, respectively.

5. Fixed Assets

   Fixed assets consist of the following:

                                       Useful life        December 31,
                                         in years   ----------------------
                                                       1998         1997
                                                    ---------   ----------
   Furniture and fixtures                   3 - 7     $1,132       $1,042
   Machinery and equipment                  2 - 5      1,774          995
   Leasehold improvements                       3        159          141
   Tooling                                  3 - 5      1,146          916
                                                    ---------   ----------

                                                        4,211        3,094
   Less - Accumulated depreciation
                and amortization                        1,999        1,134
                                                    ---------   ----------
                                                       $2,212       $1,960
                                                    =========   ==========

   Depreciation and amortization expense relating to fixed assets was $865, $522 and $273 for 1998, 1997 and 1996 respectively.

6. Accrued Expenses

   Accrued expenses consist of the following:

                                                   December 31,
                                         ----------------------------------
                                             1998                 1997
                                         ---------------      -------------
   Employee compensation and benefits    $   795                 $   445
   Commissions                               239                     250
   Professional fees                         269                     164
   Other                                     800                     263
                                         -------                 -------
                                         $ 2,103                 $ 1,122
                                         =======                 =======

7. Debt

   In connection with the acquisition of MLI in June 1997 (Note 2), the Company assumed a note payable in the amount of $602. The Company paid the note in full in July 1997.

   On December 31, 1998, the Company entered into a working capital line of credit with a bank, that

                           INNOVASIVE DEVICES, INC.

                       (In thousands, except share data)


   provides the Company with a maximum borrowing availability of $2.5 million, limited by certain receivable and inventory balances. Borrowings under this agreement bear interest at the prime rate. The line of credit expires and all outstanding amounts thereunder are due December 31, 1999. Under the line of credit, the Company is obligated to comply with certain financial covenants. There were no borrowings outstanding under the line of credit at December 31, 1998.

8. Income Taxes

   The provision (benefit) for incomes taxes was as follows:


                                                                          December 31,
                                                         ------------------------------------------
                                                            1998             1997             1996
                                                         --------          -------          -------
   Deferred tax benefit
         Federal                                          $(2,135)         $(1,941)         $(1,337)
         State                                               (609)            (579)            (383)
                                                         --------         --------          -------
   Total deferred                                          (2,744)          (2,520)          (1,720)
   Tax asset valuation allowance                            2,744            2,520            1,720
                                                         --------         --------          -------
                                                          $     -          $     -          $     -
                                                         ========         ========          =======


   Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under SFAS No. 109, the benefit associated with future deductible temporary differences is recognized if it is more likely than not that a benefit will be realized. Based on historical evidence of net losses, the Company has recorded a valuation allowance that offsets all net deferred tax assets. Principal components of the deferred tax assets and liabilities included on the balance sheet at December 31, 1998 and 1997 were as follows:

                                                                                   December 31,
                                                                     ---------------------------------------
                                                                             1998                 1997
                                                                     -------------------    ----------------
   Deferred tax assets:
         Net operating loss carryforwards                                $   8,604             $   6,217
         Inventory                                                             371                   404
         Research and development tax credit                                   621                   407
         Other items                                                           444                   268
                                                                         ---------             ---------
   Gross deferred tax assets                                                10,040                 7,296
   Deferred tax asset valuation allowance                                  (10,040)               (7,296)
                                                                         ---------             ---------
                                                                         $       -             $       -
                                                                         =========             =========

                           INNOVASIVE DEVICES, INC.

                       (In thousands, except share data)


   A reconciliation between the amount of reported tax benefit and the amount computed using the U.S. Federal statutory rate of 35% for 1998, 1997 and 1996 follows:

                                                                          December 31,
                                                  -----------------------------------------------------------
                                                          1998                1997                   1996
                                                  -------------------    -------------------    -------------
      Tax benefit at statutory rate                  $  (2,275)             $  (6,704)             $  (1,422)
      State tax, net of federal benefit                   (332)                  (307)                  (196)
      In-process research and development
           charge for the purchase of MLI                    -                  4,680                      -
      Research and development credit                     (190)                  (209)                  (107)
      Other                                                 53                     20                      5
                                                     ---------              ---------              ---------
                                                        (2,744)                (2,520)                (1,720)
       Increase in valuation allowance                   2,744                  2,520                  1,720
                                                     ---------              ---------              ---------
                                                     $       -              $       -              $       -
                                                     =========              ==========             =========

   The Company has U.S. Federal net operating loss carryforwards of approximately $21.1 million and tax credit carryforwards of approximately $398. The operating loss and tax credit carryforwards expire in the years 2009 through 2018.

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

                           INNOVASIVE DEVICES, INC.

                       (In thousands, except share data)



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


    On January 12, 1999, the director's of the Company voted to designate 25,000 shares of the Company's Preferred Stock as Series A Junior Preferred Stock and reserved those shares for issuance on the exercise of Rights granted under the Company's Shareholder Rights Plan.

    Treasury Stock

    Common stock held in treasury at December 31, 1995 represents the Company's repurchase of common stock at cost. These shares were reissued in conjunction with the Company's initial public offering in June 1996.

    Shareholder Rights Plan

    In January 1999, the Company's Board of Directors adopted a Shareholders Rights Plan. This Plan provides shareholders with special purchase rights under certain circumstances, including if any new person or group acquires 15% percent or more of the Company's outstanding common stock.

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

                           INNOVASIVE DEVICES, INC.

                       (In thousands, except share data)


   Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair market value per common share on the date of such grant (not less than 10% of such value in the case of holders of 10% or more of the total combined voting power of all classes of the Company's stock). Non-qualified options may be granted to any employee, officer, director or consultant at an exercise price per share to be specified by the Board of Directors on the date of grant. Options granted under the 1992 Plan are exercisable over periods determined by the Board of Directors, not to exceed ten years from the date of grant. The Company does not intend to issue any additional options under the 1992 Plan, however options that are forfeited will become available for grant under the 1996 Omnibus Stock Plan (the "Omnibus Plan").

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

   The 1996 Non-Employee Director Stock Option Plan (the "Director Plan") provides for the grant of options for the purchase of up to 150,000 shares of common stock of the Company. Under the terms of the Director Plan, each non-employee director will receive an option to purchase 2,500 shares of common stock at each annual meeting of stockholders. In addition, each new non-employee director will receive upon his or her initial election an option to purchase 10,000 shares of common stock. The term of each option cannot exceed ten years. All options granted under the Directors plan will be at an exercise price equal to the fair market value of the stock on the date of grant and will vest evenly over a four-year period.

   Stock option activity is summarized as follows:


                                                                           Weighted
                                                    Number of               Average
                                                     Shares             Exercise Price
                                              -------------------    -------------------
   Outstanding at December 31, 1995                  478,878                $ 1.78
         Granted                                     262,324                  7.34
         Forfeited                                    (3,555)                 2.47
         Exercised                                    (5,111)                 1.69
                                              -------------------
   Outstanding at December 31, 1996                  732,536                  3.77
         Granted                                     807,100                 10.35
         Forfeited                                   (24,628)                 8.18
         Exercised                                    (9,940)                 3.55
                                              -------------------
   Outstanding at December 31, 1997                1,505,068                  7.23
         Granted                                     978,444                  4.87
         Forfeited                                  (811,674)                 9.41
         Exercised                                   (15,539)                 3.07
                                              -------------------
   Outstanding at December 31, 1998                1,656,299                $ 4.72
                                              ===================

                           INNOVASIVE DEVICES, INC.

                       (In thousands, except share data)



   The number and weighted average exercise price of options exercisable at December 31, 1998, 1997 and 1996 is 676,850 and $4.69; 421,738 and $2.58 and
   284,222 and $1.81, respectively.

   The following table summarizes information about stock options outstanding and exercisable at December 31, 1998.

                                          Options Outstanding                                    Options Exercisable
                 -------------------------------------------------------------------    --------------------------------------------
                                            Weighted Average
    Range of            Number                  Remaining        Weighted Average          Number             Weighted Average
 Exercise Price      Outstanding            Contractual Life      Exercise Price         Exercisable            Exercise Price
1.69                    438,893                   5.33                 1.69               430,824                     1.69
3.25  -  3.31           699,444                   9.89                 3.25                     -                        -
5.00  -  5.63            23,998                   7.85                 5.21                 7,998                     5.63
6.75                    158,327                   7.14                 6.75                70,766                     6.75
9.25  -  9.50           104,550                   9.39                 9.38                 1,675                     9.46
10.00 - 10.87            74,050                   7.77                10.08                39,300                    10.06
12.00                   157,037                   8.49                12.00               126,287                    12.00
                   --------------                                                     --------------
Total                 1,656,299                                                           676,850
                   ==============                                                     ==============

   An aggregate of 50,000 shares of common stock is reserved for issuance pursuant to the 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan"). Employees whose customary employment is in excess of 20 hours per week and five months per year and who own less than 5% of stock in the Company are eligible to participate in the plan. Employees participating in the plan will have the opportunity to purchase common stock at a price equal to the lesser of 85% of the fair market value on the date the right was granted or 85% of the fair market value on the date the right was exercised. The Company issued 26,863 and 9,500 shares to employees participating in the plan in 1998 and 1997, respectively.


   Compensation cost based upon the fair value approach as prescribed under SFAS No. 123 has not been recognized for stock options granted to employees as the Company adopted the disclosure-only provisions of SFAS No. 123. Had compensation for the Company's stock plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been as follows:


                                                                     Year ended December 31,
                                                  ------------------------------------------------------------
                                                          1998                  1997                1996
                                                  -------------------    -------------------   ---------------
   Net Loss:
       As reported                                     $ (6,499)              $(19,154)             $(4,062)
       Pro forma                                         (7,211)               (19,682)              (4,168)

   Basic and diluted net loss per share
       As reported                                     $  (0.71)              $  (2.33)             $ (0.83)
       Pro forma                                          (0.79)                 (2.39)               (0.85)

                           INNOVASIVE DEVICES, INC.

                       (In thousands, except share data)


    The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998, 1997 and 1996: expected option term of five years; dividend yield of 0%; risk free interest rate of 4.5 to 5.3%, 5.7% and 6.2% in 1998, 1997 and 1996, respectively; and expected volatility of 0% for options granted prior to the initial filing of the Company's registration statement in April 1996, 55% for options granted from April 1996 to December 1996 and 44%-55% for options granted from January 1997 through December 1998. The weighted average fair value per option for options granted in 1998, 1997 and 1996 was $2.25, $4.86 and $2.46, respectively.

    Because options vest over several years and additional option grants are expected to be made in subsequent years, the pro forma impact on 1998, 1997 and 1996 is not representative of the pro forma effects of reported net income (loss) and net income (loss) per share for future years.

    During 1997, the Company granted options in the amount of 154,000 shares to nonemployees under the Omnibus Plan. The estimated fair value of these options totaled $470, was recorded as deferred compensation and is being amortized over the vesting period of the options. In November 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board finalized Issue No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"). Under EITF 96-18, the compensation expense that will ultimately be recognized for certain of the options issued to nonemployees in 1997 will be measured at the vesting date of the underlying options. The Company has recorded deferred compensation at a preliminary value of $341 for 131,500 of these options which have not vested as of December 31, 1997. As these options vest over periods of one to four years, the Company will be required to remeasure the fair value of these options at each reporting period prior to vesting and then finally at the vesting date of the options. Changes in the estimated fair value of these options will be recognized as compensation expense in the period of the change. During 1998, the Company accelerated vesting on 115,000 of these options resulting in a final compensation charge of $214.

    Repricing

    The Company elected to grant employees with outstanding stock options the opportunity to cancel their existing options and receive new options on a one for one basis with a new four-year vesting schedule commencing on the new date of grant. On December 14, 1998, 684,444 outstanding common stock options were canceled and 684,444 new options were granted with an exercise price of $3.25 per share, the fair market value of the Company's common stock on December 14, 1998. The cancellation and issuance of new options is included in the option activity above.

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

                           INNOVASIVE DEVICES, INC.

                       (In thousands, except share data)


13. Segment Reporting

    Effective January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for reporting information about operating segments, products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company operates in one reportable segment under SFAS No. 131.

    For 1996, sales approximating 13% of total sales were attributable to one customer. No customer accounted for greater than 10% of net sales for 1998 or 1997.

    Export sales were 17% (10% to Europe, 3% to Japan and 4% to other regions), 15% (7% to Japan, 7% to Europe and 1% to other regions), and 27% (13% to Japan, 10% to Europe and 4% to other regions) of total sales for 1998, 1997 and 1996, respectively.

14. Commitments

    Related Party Transaction

    In October 1995, the Company entered into Research & Development, Distribution and Supply agreements (the "Agreements") with Collagen Corporation. In October 1997, Collagen announced that it would proceed to separate its Aesthetic Technologies Group and its Collagen Technologies Group ("CTG") into two independent, publicly-traded companies. Cohesion Technologies, Inc. ("Cohesion") was organized as a Delaware corporation and wholly owned subsidiary of Collagen in June 1997. Effective January 1, 1998, Collagen contributed certain research and development programs of CTG to Cohesion including its development program with Innovasive Devices, Inc. Collagen also contributed various equity investments to Cohesion including all of its holdings in Innovasive Devices, Inc. In connection with the separation, Collagen distributed as a dividend to its stockholders on August 18,1998, one share of Cohesion Common Stock for each share of Collagen common stock outstanding. As a result of this transaction, Cohesion Technologies beneficially owned 843,936 shares, or approximately 9.2% of the Company's Common Stock. Cohesion also assumed Collagen's relationship and obligations with the Company.

    Pursuant to the Agreements, the Company will fund up to $1.7 million of research and development efforts performed by Cohesion Technologies to develop certain products. In consideration for the funding provided, the Company will receive certain rights to market, sell and distribute certain products, subject to satisfying certain minimum sales requirements, resulting from such research and development efforts. Total research and development expense incurred under the Agreements was $60, $428, and $664 for 1998, 1997 and 1996, respectively.

                           INNOVASIVE DEVICES, INC.

                       (In thousands, except share data)


   Facility Lease

   The Company leases office and manufacturing facilities under various non-cancelable operating leases ranging from one to five years. Future minimum lease commitments are approximately as follows:

                   1999                     $271
                   2000                      250
                   2001                      221
                   2002                       92
                   2003                        -
                                           -----
                                            $834
                                           =====

   Total rent expense under non-cancelable facility leases was approximately $264, $181 and $172 for 1998, 1997 and 1996, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not Applicable

Part III

Item 10.  Directors and Executive Officers of the Registrant

          Information with respect to Directors may be found under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 11.  Executive Compensation

          The information set forth under the captions "Executive Officer Compensation" and "Director Compensation" appearing in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The information set forth under the captions "Principal Stockholders" and "Stock Ownership of Directors and Executive Officers" appearing in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

          Related Party Transaction

          In October 1995, the Company entered into Research & Development, Distribution and Supply agreements (the "Agreements") with Collagen Corporation. In October 1997, Collagen announced that it would proceed to separate its Aesthetic Technologies Group and its Collagen Technologies Group ("CTG") into two independent, publicly traded companies. Cohesion Technologies, Inc. ("Cohesion") was organized as a Delaware corporation and wholly owned subsidiary of Collagen in June 1997. Effective January 1, 1998, Collagen contributed certain research and development programs of CTG to Cohesion including its development program with Innovasive Devices, Inc. Collagen also contributed various equity investments to Cohesion including all of its holdings in Innovasive Devices, Inc. In connection with the separation, Collagen distributed as a dividend to its stockholders on August 18,1998, one share of Cohesion common stock for each share of Collagen common stock outstanding. As a result of this transaction, Cohesion Technologies beneficially owned 843,936 shares, or approximately 9.2% of the common stock of Innovasive Devices, Inc. at December 31, 1998. At December 31, 1998, the Company had expended approximately $1,416,000 pursuant to the Agreements. Cohesion Technologies has the right to designate one member of the Company's Board of Directors so long as it holds at least five percent of the Company's outstanding Common Stock on a fully-diluted basis. Mr. David Foster, Chief Executive Officer of Cohesion Technologies, currently serves as Cohesion Technologies Corporation's designee on the Company's Board of Directors.

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

               (1)  Financial Statements - See Index to Financial Statements at
                    Item 8 of this report.

               (2)  Financial Statement Schedules

               (3)  Exhibits

ITEM 14. (a) (2) Financial Statement Schedules

                                  Schedule II

Valuation and Qualifying Accounts and Reserves for the Three Years Ended December 31, 1998

                                                  Balance at      Charged to       Charged        Deductions        Balance
(In thousands)                                    beginning       Costs and       to other           and           at end of
                                                  of period        expenses       accounts        write-offs         period
Allowance for doubtful accounts
-----------------------------------------
December 31, 1996                                      50              52              -              (13)              89
December 31, 1997                                      89              36              -               (4)             121
December 31, 1998                                     121              36              -              (17)             140

Inventory obsolescence reserve
-----------------------------------------
December 31, 1996                                     389             293              -              (60)             622
December 31, 1997                                     622             309              -             (330)             601
December 31, 1998                                     601             606              -             (157)           1,050

Deferred tax assets valuation
     allowance
-----------------------------------------
December 31, 1996                                   3,056               -          1,720                -            4,776
December 31, 1997                                   4,776               -          2,520                -            7,296
December 31, 1998                                   7,296               -          2,744                -           10,040

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

23        Consent of PricewaterhouseCoopers LLP, Independent Accountants

23.1      Consent of PricewaterhouseCoopers LLP, Independent Accountants

27        Financial Data Schedule

99 Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securites Litigation Reform Act of 1995.