Form 10-Q
period 1999-03-31
INNOVASIVE DEVICES INC
filed 1999-05-17
CIK 1003608

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter ended March 31, 1999 Commission file number 0-28492
                            --------------
--------------------------------------------------------------------------------

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

                            (1)  YES   X      NO_____
                                     -----
                            (2)  YES _____    NO  X
                                                -----

The number of shares outstanding of the registrant's common stock as of May 14, 1999 was 9,207,249.

                           INNOVASIVE DEVICES, INC.

                                     INDEX

                                                                                                               Page
                                                                                                               ----
Part I: Financial Information

          Item 1.   Condensed  Financial Statements

                    Condensed  Balance Sheet at March 31, 1999
                    (unaudited) and December 31, 1998                                                             3

                    Condensed  Statement of Operations (unaudited) for the Three Months Ended March 31,
                    1999 and 1998                                                                                 4

                    Condensed  Statement of Cash Flows (unaudited) for the
                    Three Months Ended March 31, 1999 and 1998                                                    5

                    Notes to Unaudited Condensed Financial Statements                                             6

          Item 2.   Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                                            7

PART II.  Other Information                                                                                      10

Signatures                                                                                                       11

                        Part I - Financial Information

                         Item 1.  Financial Statements

                           INNOVASIVE DEVICES, INC.
                           Condensed  Balance Sheet
                                (in thousands)

                                                                       March 31,             December 31,
                                                                         1999                   1998
                                                                -------------------     --------------------
                                                                      (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                              $  2,603                $  3,724
     Marketable securities                                                       501                   1,043
     Accounts receivable, net of allowance for
        doubtful accounts of $149 at March 31, 1999
        and $140 at December 31, 1998                                          2,580                   2,189
     Inventories                                                               5,600                   5,596
     Prepaid expenses                                                            144                     175
                                                                 -------------------    --------------------
         Total current assets                                                 11,428                  12,727

     Fixed assets, net                                                         2,108                   2,212
     Other assets, net                                                         1,088                   1,120
                                                                 -------------------    --------------------

                                                                            $ 14,624                $ 16,059
                                                                 ===================    ====================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $    405                $    682
     Accounts payable to related party                                            59                      60
     Other current liabilities                                                 1,803                   2,103
                                                                 -------------------    --------------------
         Total current liabilities                                             2,267                   2,845

Stockholders' equity:
     Common stock                                                                  1                       1
     Additional paid-in capital                                               54,918                  54,918
     Accumulated deficit                                                     (42,527)                (41,655)
     Deferred compensation                                                       (35)                    (50)
                                                                 -------------------    --------------------
                                                                              12,357                  13,214
                                                                 -------------------    --------------------

                                                                            $ 14,624                $ 16,059
                                                                 ===================    ====================

The accompanying notes are an integral part of these condensed financial statements.

                           INNOVASIVE DEVICES, INC.
                      Condensed  Statement of Operations
               (In thousands, except per share data; unaudited)

                                                                       Three months ended
                                                                         March 31,
                                                           ----------------------------------------
                                                                  1999                 1998
                                                                  ----                 ----
Net sales                                                  $     4,251           $     2,558

Cost of sales                                                    1,277                   715
                                                           -----------           -----------

     Gross profit                                                2,974                 1,843

Selling, general and  administrative
   expenses                                                      3,019                 2,722
Research and development                                           874                 1,096
                                                           -----------           -----------

     Loss from operations                                         (919)               (1,975)

Interest income                                                     47                   195
                                                           -----------           -----------

     Net loss                                              $      (872)          $    (1,780)
                                                           ===========           ===========


     Basic and diluted net loss per share                  $     (0.09)          $     (0.19)
                                                           ===========           ===========

      Shares used in computing basic and
           diluted net loss per share                            9,207                 9,167
                                                           ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.

                           INNOVASIVE DEVICES, INC.
                       Condensed Statement of Cash Flows
                           (In thousands; unaudited)

                                                                          Three months ended
                                                                               March 31,
                                                                      --------------------------
                                                                           1999         1998
                                                                           ----         ----
Cash flows from operating activities
     Net loss                                                         $    (872)    $ (1,780)
     Adjustments to reconcile net loss to net cash
        provided by (used for) operating activities:
        Depreciation and amortization                                       294          322
        Changes in assets and liabilities:
           Accounts receivable, net                                        (391)        (245)
           Inventories                                                       (4)        (413)
           Prepaid expenses                                                  31           16
           Other assets                                                       -          110
           Accounts payable                                                (277)          45
           Accounts payable to related party                                 (1)        (232)
           Other current liabilities                                       (300)          58
                                                                      ---------     --------
Net cash used for operating activities                                   (1,520)      (2,119)
                                                                      ---------     --------
Cash flows from investing activities
     Purchases of fixed assets                                             (143)        (225)
     Purchases of marketable securities                                       -       (4,919)
     Redemption of marketable securities                                    542       11,474
                                                                      ---------     --------
Net cash provided by investing activities                                   399        6,330
                                                                      ---------     --------

Cash flows from financing activities
     Proceeds from issuance of common stock,
          net of issuance costs                                               -           21
                                                                      ---------     --------

Net increase (decrease) in cash and cash equivalents                     (1,121)       4,232

Cash and cash equivalents at beginning of period                          3,724        2,916
                                                                      ---------     --------

Cash and cash equivalents at end of period                            $   2,603     $  7,148
                                                                      =========     ========

The accompanying notes are an integral part of these condensed financial statements.

                           INNOVASIVE DEVICES, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Innovasive Devices, Inc. (the "Company") include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of March 31, 1999 and the results of its operations for the three month period ended March 31, 1999 and 1998. Results of operations for interim periods are not necessarily indicative of those to be achieved for the full year.

Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, the accompanying unaudited condensed financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC on March 31, 1999.

2.   INVENTORIES

Inventories consist of the following:

                                                  March 31,      December 31,
                                                    1999             1998
                                                -----------      -----------
                                                 (unaudited)
Raw materials                                   $     1,293      $     1,880
Work-in-process                                         362              640
Finished goods                                        3,945            3,076
                                                -----------      -----------

Totals                                          $     5,600      $     5,596
                                                ===========      ===========


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

                           INNOVASIVE DEVICES, INC.

   Item 2.   Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

OVERVIEW

Since its inception in 1990, the Company has been primarily engaged in the development, manufacture and marketing of proprietary devices and instrumentation which facilitate the reattachment of soft tissue structures, such as ligaments and tendons, to bones and other tissues. The Company has a limited operating history and as of March 31, 1999 had an accumulated deficit of $42.5 million. These losses have resulted principally from expenses associated to fund research and development, the establishment of its manufacturing capabilities and the expansion of its marketing and sales organization. Although the Company's sales were principally derived from the sale of its family of shoulder related products, the Company now markets five product platforms: suture anchors, suturing systems, cartilage repair products, anterior cruciate ligament ("ACL") reconstruction products and its newly introduced meniscal repair products. The Company's strategy is to continue to develop innovative products for the sports medicine/arthroscopy market and to leverage its core proprietary technology in other markets. The Company markets its products to surgeons in the United States through a network of clinical employee sales representatives and independent sales agents and internationally through established distributors of orthopaedic medical devices.

The following information should be read in conjunction with the unaudited condensed financial statements and notes thereto included in this Quarterly Report and with the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1999.

Any statements in this report expressing the beliefs and expectations of management regarding the Company's future results and performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that involve a number of risks and uncertainties. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks include the receipt of regulatory approvals, progress of product development programs, clinical efficacy of and market demand for the products. Certain of such risks and uncertainties are described in Exhibit 99 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Net sales for the first quarter of 1999 of $4,251,000 represents an increase of $1,693,000 from $2,558,000 for the same period in the prior year. The increase resulted primarily from a higher level of sales of ACL reconstruction products, Meniscal repair products, cartilage repair products, ROC suture anchors and suture systems. Products contributing to the increase in ACL reconstruction product sales over the first quarter of 1998 included: the Linx HT and Slingshot Cross Pin ACL Fixation systems which each provide femoral fixation of hamstring tendon grafts, and the GeoFit Screw and Washer system used for tibial fixation of soft tissue. The Company's newly introduced Meniscal repair products also contributed to the sales growth over the same period in the prior year. In the fourth quarter of 1998, the Company commenced commercial shipments of its Clearfix Meniscal Screw, a bioabsorbable device used to repair traumatic tears within the meniscus of the knee through a minimally invasive arthroscopic approach. In the first quarter of 1999, the Company commenced commercial shipments of its Clearfix Meniscal Dart, a bioabsorbable device also used to repair traumatic tears within the meniscus. Sales of the Company's COR system, used for articular cartilage repair in the knee, also experienced growth over the same period last year. Contributing to the increase in ROC suture anchor sales was the BioROC, a bioabsorbable suture anchor introduced in the latter part of the first quarter of 1998. The Company also experienced increased sales of its ROC EZ and ROC XS suture anchors. Suture system sales also increased over the same quarter in 1998 as a result of increased sales of the Y-Knot and Suture Grasper product lines.

Gross profit increased to $2,974,000 in the first quarter of 1999 from $1,843,000 in the first quarter of 1998. As a percentage of sales, gross profit was 70.0% in the first quarter of 1999 as compared to 72.0% in the first quarter of 1998. Gross profits were impacted by a higher percentage of sales to international distributors versus the same period in the prior year. The average selling price of products to international distributors are typically below that of domestic average selling prices.

Selling, general and administrative expenses increased to $3,019,000 in the first quarter of 1999 from $2,722,000 in the first quarter of 1998. The increase resulted primarily from higher selling commissions resulting from higher sales volume, increased legal costs, and increased salary and travel costs related to the expansion of the domestic and international direct sales force.

Research and development expenses decreased to $874,000 in the first quarter of 1999 from $1,096,000 in the first quarter of 1998. The decrease was primarily attributable to lower patent filing costs and a decrease in project costs related to a collaborative product development agreement with Cohesion Technologies, Inc. as this project transitions from the development to the clinical phase.

Interest income decreased to $47,000 in the first quarter of 1999 from $195,000 in the first quarter of 1998 primarily as a result of investment returns earned on lower average cash balances maintained during the first quarter of 1999 as compared to the prior year.

As a result of the foregoing, the net loss decreased to $872,000 in the first quarter of 1999 from a loss of $1,780,000 in the first quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had cash, cash equivalents and marketable securities of $3.1 million as compared to a balance of $4.8 million on December 31, 1998. Working capital decreased to $11.4 million as of March 31, 1999 from $12.7 million at December 31, 1998.

Cash used in the Company's operations amounted to $1.5 million for the three months ended March 31, 1999 primarily resulting from the net loss of $872,000 and an increase in accounts receivable of $391,000 resulting from the increased sales volume over the prior quarter.

Cash provided by investing activities totaled $399,000 for the three months ended March 31, 1999 resulting from net redemptions of marketable securities of $542,000 offset by capital expenditures of $143,000.

On December 31, 1998, the Company entered into a working capital line of credit with a bank that provides the Company with a maximum borrowing availability of $2.5 million, limited by certain receivable and inventory balances. Borrowings under this agreement bear interest at the prime rate of 7.75%. The line of credit expires and all outstanding amounts thereunder are due December 31, 1999. Under the line of credit, the Company is obligated to comply with certain financial covenants. There were no borrowings outstanding under the line of credit at March 31, 1999.

The Company's future liquidity and capital requirements will depend upon the progress of research and development programs, regulatory matters and the expansion of its manufacturing capabilities to satisfy increasing volume requirements. In addition, the Company's capital requirements will depend upon, among other factors, the timing of the establishment of effective sales channels in the United States and abroad and the extent to which the Company's products gain market acceptance resulting in increased sales sufficient to generate a profit from operations. Therefore the Company cannot provide assurances that it will not require additional financing in the future. If additional financing is necessary, the Company would seek to raise these funds through bank facilities or debt or equity offerings. There can be no assurance that such funds would be available at all or on terms acceptable to the Company.


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

INNOVASIVE DEVICES, INC,

DATE:   MAY 14, 1999               BY:  /s/ RICHARD D. RANDALL
                                        -------------------------
                                        Richard D. Randall
                                        PRESIDENT, CHIEF EXECUTIVE OFFICER
                                        AND DIRECTOR
                                        (PRINCIPAL EXECUTIVE OFFICER)

DATE:    MAY 14, 1999              BY:  /s/ JAMES V. BARRILE
                                        ------------------------
                                       JAMES V. BARRILE
                                       EXECUTIVE VICE PRESIDENT OF FINANCE,
                                       CHIEF FINANCIAL OFFICER AND TREASURER
                                       (PRINCIPAL FINANCIAL OFFICER)