Form 10-Q
period 1999-06-30
INNOVASIVE DEVICES INC
filed 1999-08-13
CIK 1003608

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter ended June 30, 1999 Commission file number 0-28492
                            -------------
--------------------------------------------------------------------------------

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

                            (1) YES  X    NO_____
                                    ----
                            (2) YES ____  NO  X
                                            -----

The number of shares outstanding of the registrant's common stock as of August 12, 1999 was 9,261,184.

                           INNOVASIVE DEVICES, INC.

                                     INDEX

                                                                                      Page
                                                                                      ----
Part I:   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

          Unaudited Condensed Balance Sheet at June 30, 1999
          and December 31, 1998                                                          3

          Unaudited Condensed Statement of Operations for the Three and Six Months
          Ended June 30, 1999 and 1998                                                   4

          Unaudited Condensed Statement of Cash Flows for the
          Six Months Ended June 30, 1999 and 1998                                        5

          Notes to Unaudited Condensed Financial Statements                              6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                   7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                             12

Item 2.   Changes in Securities                                                         12

Item 3.   Defaults Upon Senior Securities                                               12

Item 4.   Submissions of Matters to a Vote of Security Holders                          12

Item 5.   Other Information                                                             13

Item 6.   Exhibits and Reports on Form 8-K
          a) Exhibits                                                                   13
          b) Reports on Form 8-K                                                        13

          SIGNATURES                                                                    14

                        Part I - Financial Information

                         Item 1.  Financial Statements

                           INNOVASIVE DEVICES, INC.
                           Condensed  Balance Sheet
                           (unaudited, in thousands)

                                                                    June 30,                 December 31,
                                                                      1999                       1998
                                                             --------------------       --------------------
                                                                  (unaudited)

ASSETS

Current assets:
     Cash and cash equivalents                               $              2,626       $              3,724
     Marketable securities                                                      6                      1,043
     Accounts receivable, net of allowance for
        doubtful accounts of $157 at June 30, 1999
        and $140 at December 31, 1998                                       2,326                      2,189
     Inventories                                                            5,734                      5,596
     Prepaid expenses                                                          64                        175
                                                             --------------------       --------------------
         Total current assets                                              10,756                     12,727

     Fixed assets, net                                                      1,912                      2,212
     Other assets, net                                                      1,055                      1,120
                                                             --------------------       --------------------

                                                             $             13,723       $             16,059
                                                             ====================       ====================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $                386       $                682
     Accounts payable to related party                                         17                         60
     Other current liabilities                                              1,587                      2,103
                                                             --------------------       --------------------
         Total current liabilities                                          1,990                      2,845

Stockholders' equity:
     Common stock                                                               1                          1
     Additional paid-in capital                                            54,996                     54,918
     Accumulated deficit                                                  (43,244)                   (41,655)
     Deferred compensation                                                    (20)                       (50)
                                                             --------------------       --------------------
                                                                           11,733                     13,214
                                                             --------------------       --------------------

                                                             $             13,723       $             16,059
                                                             ====================       ====================

The accompanying notes are an integral part of these condensed financial statements.

                           INNOVASIVE DEVICES, INC.
                      Condensed Statement of Operations
               (In thousands, except per share data; unaudited)

                                                     Three months ended                                Six months ended
                                                          June 30,                                         June 30,
                                         ------------------------------------------        ---------------------------------------
                                                1999                     1998                    1999                   1998
                                         -----------------         ----------------        ----------------       ----------------

Net sales                                $           4,295         $          2,955        $         8,546        $          5,513

Cost of sales                                        1,270                      829                  2,547                   1,544
                                         -----------------         ----------------        ---------------        ----------------

     Gross profit                                    3,025                    2,126                  5,999                   3,969

Selling, general and administrative
     expenses                                        3,058                    2,749                  6,080                   5,471
Research and development                               809                    1,165                  1,683                   2,261
                                         -----------------         ----------------        ---------------        ----------------

     Loss from operations                             (842)                  (1,788)                (1,764)                 (3,763)

Interest income, net                                    36                      124                     83                     319
Other income                                            92                        -                     92                       -
                                         -----------------         ----------------        ---------------        ----------------

     Net loss                                      ($  714)               ($  1,664)             ($  1,589)              ($  3,444)
                                         =================         ================        ===============        ================



Basic and diluted net loss per share               ($ 0.08)                 ($ 0.18)               ($ 0.17)                ($ 0.38)
                                       ===================       ==================      =================      ==================

     Shares used in computing basic
        and diluted net loss per share               9,207                    9,175                  9,207                   9,171
                                       ===================       ==================      =================      ==================


The accompanying notes are an integral part of these condensed financial statements.

                           INNOVASIVE DEVICES, INC.
                       Condensed Statement of Cash Flows
                           (In thousands; unaudited)

                                                                            Six months ended
                                                                                June 30,
                                                            ---------------------------------------------
                                                                     1999                     1998
                                                                     ----                     ----
Cash flows from operating activities
     Net loss                                                            $(1,589)                 $(3,444)
     Adjustments to reconcile net loss to net cash
        provided by (used for) operating activities:
        Depreciation and amortization                                        556                      462
        Amortization of deferred compensation                                 30                      323
        Common Stock issued for performance of services                       78                        -
        Changes in assets and liabilities:
               Accounts receivable, net                                     (137)                    (264)
               Inventories                                                  (138)                  (1,010)
               Prepaid expenses                                              111                       85
               Other assets                                                    -                      110
               Accounts payable                                             (296)                    (134)
               Accounts payable to related party                             (43)                    (204)
               Other current liabilities                                    (516)                      26
                                                            --------------------     --------------------
Net cash used for operating activities                                    (1,944)                  (4,050)
                                                            --------------------     --------------------

Cash flows from investing activities
     Purchases of fixed assets                                              (191)                    (490)
     Purchases of marketable securities                                        -                   (5,424)
     Redemption of marketable securities                                   1,037                   12,295
                                                            --------------------     --------------------
Net cash provided by investing activities                                    846                    6,381
                                                            --------------------     --------------------

Cash flows from financing activities
     Proceeds from issuance of common stock,
          net of issuance costs                                                -                       42
                                                            --------------------     --------------------

Net (decrease) increase in cash and cash equivalents                      (1,098)                   2,373

Cash and cash equivalents at beginning of period                           3,724                    2,916
                                                            --------------------     --------------------

Cash and cash equivalents at end of period                               $ 2,626                  $ 5,289
                                                            ====================     ====================

The accompanying notes are an integral part of these condensed financial statements.

                           INNOVASIVE DEVICES, INC.
               Notes to Unaudited Condensed Financial Statements

                (In thousands, except share and per share data)


1.  Basis of Presentation

The accompanying unaudited condensed financial statements of Innovasive Devices, Inc. (the "Company") include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of June 30, 1999 and the results of its operations for the three and six month periods ended June 30, 1999 and 1998. Results of operations for interim periods are not necessarily indicative of those to be achieved for the full year.

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


2.  Inventories

Inventories consist of the following:

                                       June 30,           December 31,
                                         1999                 1998
                                  -----------------    -----------------
                                     (unaudited)
Raw materials                               $1,138               $1,880
Work-in-process                                435                  640
Finished goods                               4,161                3,076
                                  -----------------    -----------------

Totals                                      $5,734               $5,596
                                  =================    =================

3.  Net loss per share

Basic earnings per share is computed by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of common shares outstanding and potential dilutive common shares outstanding for the period. For each of the periods presented, basic and diluted earnings per share are the same due to the antidilutive effect of potential common shares outstanding. Antidilutive potential common shares excluded from the 1999 and 1998 computation include 1,912,823 and 1,645,407 common shares, respectively issuable upon the exercise of stock options.

                           INNOVASIVE DEVICES, INC.

   Item 2.   Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Overview

Since its inception in 1990, the Company has been primarily engaged in the development, manufacture and marketing of proprietary devices and instrumentation which facilitate the reattachment of soft tissue structures, such as ligaments and tendons, to bones and other tissues. The Company has a limited operating history and as of June 30, 1999 had an accumulated deficit of $43.2 million. These losses have resulted principally from expenditures to fund research and development, the establishment of its manufacturing capabilities and the expansion of its marketing and sales organization. Although the Company's sales were principally derived from the sale of its family of shoulder related products, the Company now markets five product platforms: suture anchors and suturing systems used primarily in shoulder repair procedures, cartilage repair products, anterior cruciate ligament ("ACL") reconstruction products and its newly introduced meniscal repair products used primarily in knee repair procedures. The Company's strategy is to continue to develop innovative products for the sports medicine/arthroscopy market and to leverage its core proprietary technology in other markets. The Company markets its products to surgeons in the United States through a network of clinically proficient employee sales representatives and independent sales agents and internationally through established distributors of orthopaedic medical devices.

The following information should be read in conjunction with the unaudited condensed financial statements and notes thereto included in this Quarterly Report and with the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1998 Annual Report on Form 10-K filed with the SEC on March 31, 1999.

Any statements in this report expressing the beliefs and expectations of management regarding the Company's future results and performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations that involve a number of risks and uncertainties. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks include the receipt of regulatory approvals, progress of product development programs, clinical efficacy of and market demand for the products. Certain of such risks and uncertainties are described in Exhibit 99 of the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

Results of Operations

Three Months Ended June 30, 1999 compared to the Three Months Ended June 30,
1998

Net sales for the second quarter of 1999 of $4,295,000 represents an increase of $1,340,000 or 45% from $2,955,000 for the same period in the prior year. The increase resulted primarily from a higher level of sales of Clearfix Meniscal repair products, ACL reconstruction products, COR System cartilage repair products and suture systems. Sales of the Company's family of Clearfix Meniscal repair products were fully incremental as compared to the same period last year. In the fourth quarter of 1998, the Company commenced commercial shipments of its Clearfix Meniscal Screw, a bioabsorbable device used to repair traumatic tears within the meniscus of the knee through a minimally invasive arthroscopic approach. Additionally, in the first quarter of 1999, the Company commenced commercial shipments of its Clearfix Meniscal Dart, a bioabsorbable device also used to repair traumatic tears within the meniscus. Sales of the Company's ACL reconstruction products COR systems and suture systems all experienced growth over the same quarter in 1998. Sales of the Company's family of ROC suture anchors were consistent with the same period last year partially due to a decrease in volume related to a significant initial stocking order of suture anchors to the Company's distributor in Japan in the second quarter of 1998.

Gross profit increased to $3,025,000 in the second quarter of 1999 from $2,126,000 in the second quarter of 1998. As a percentage of sales, gross profit was 70.4% in the second quarter of 1999 as compared to 72.0% in the second quarter of 1998. Gross profits were impacted by a higher percentage of sales to international distributors versus the same period in the prior year. The average selling price of products to international distributors are typically below that of domestic average selling prices. Gross margins were also affected by the higher mix of meniscal repair products and ACL reconstruction products versus the same period last year. Sales of these product families in the second quarter included a higher percentage of procedural instruments which are primarily sold at margins below that of product implants.

Selling, general and administrative expenses increased to $3,058,000 in the second quarter of 1999 from $2,749,000 in the second quarter of 1998. The increase resulted primarily from higher selling commissions and royalties resulting from the higher sales volume, increased legal costs resulting from the Company's defense of a patent infringement claim, and increased salary and travel costs related to the expansion of the domestic and international direct sales force.

Research and development expenses decreased to $809,000 in the second quarter of 1999 from $1,165,000 in the second quarter of 1998. The decrease was primarily attributable to a non-cash compensation charge recognized in the second quarter of 1998 resulting from the vesting of options granted to non-employee consultants. The Company also experienced a decrease in salary related costs versus the same period last year as a result of lower employment levels.

Interest income decreased to $36,000 in the second quarter of 1999 from $124,000 in the second quarter of 1998 primarily as a result of investment returns earned on lower average cash balances maintained during the second quarter of 1999 as compared to the prior year.

Other income in the second quarter includes cash received from a termination agreement in which the Company waived its exclusive right to manufacture product for a third party. This manufacturing right was originally established from technology developed by the Company and subsequently licensed to the third party.

As a result of the foregoing, the net loss decreased to $714,000 in the second quarter of 1999 from a loss of $1,664,000 in the second quarter of 1998.

Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998

Net sales for the first six months of 1999 of $8,546,000 increased $3,033,000 or 55% from $5,513,000 for the same period in the prior year. The increase resulted primarily from a higher level of sales of all five of its core product families including: Clearfix Meniscal repair products, ACL reconstruction products, ROC suture anchors, suture systems and COR System cartilage repair products. Sales of the Company's family of Clearfix Meniscal repair products were fully incremental as compared to the same period last year. In the fourth quarter of 1998, the Company commenced commercial shipments of its Clearfix Meniscal Screw, a bioabsorbable device used to repair traumatic tears within the meniscus of the knee through a minimally invasive arthroscopic approach. Additionally, in the first quarter of 1999, the Company commenced commercial shipments of its Clearfix Meniscal Dart, a bioabsorbable device also used to repair traumatic tears within the meniscus.

Gross profit increased to $5,999,000 for the first six months of 1999 from $3,969,000 for the first six months of 1998. As a percentage of sales, gross profit decreased to 70.2% for the first six months of 1999 from 72.0% for the first six months of 1998. Gross profits were impacted by a higher percentage of sales to international distributors versus the same period in the prior year. The average selling price of products to international distributors are typically below that of domestic average selling prices. Gross margins were also affected by the higher mix of meniscal repair products and ACL reconstruction products versus the same period last year. Sales of these product families in the first half of 1999 included a higher percentage of procedural instruments which are primarily sold at margins below that of product implants.

Selling, general and administrative expenses increased to $6,080,000 for the first six months of 1999 from $5,471,000 for the first six months of 1998. The increase resulted primarily from higher selling commissions and royalties resulting from the higher sales volume, increased legal costs resulting from the Company's defense of a patent infringement claim, and increased salary and travel costs related to the expansion of the domestic and international direct sales force.

Research and development expenses decreased to $1,683,000 in the first half of 1999 from $2,261,000 in the first half of 1998. The decrease was primarily attributable to a non-cash compensation charge recognized in the second quarter of 1998 resulting from the vesting of options granted to non-employee consultants. The Company also experienced a decrease in salary costs versus the same period last year as a result of lower employment levels.

Interest income decreased to $83,000 in the first half of 1999 from $319,000 in the first half of 1998 primarily as a result of investment returns earned on lower average cash balances maintained during the first half of 1998 compared to the prior year.

Other income in the second quarter includes cash received from a termination agreement in which the Company waived its exclusive right to manufacture product for a third party. This manufacturing right was originally established from technology developed by the Company and subsequently licensed to the third party.

As a result of the foregoing, the net loss decreased to $1,589,000 in the first half of 1999 from a loss of $3,444,000 in the first half of 1998.

Liquidity and Capital Resources

At June 30, 1999, the Company had cash, cash equivalents and marketable securities of $2.6 million as compared to a balance of $4.8 million at December 31, 1998. Working capital decreased to $8.8 million at June 30, 1999 from $9.9 million at December 31, 1998.

Cash used in the Company's operations amounted to $1.9 million for the six months ended June 30, 1999 primarily resulting from the net loss of $1.6 million. Cash used for working capital requirements of $1.0 million was partially offset by depreciation and amortization of $586,000.

Cash provided by investing activities totaled $846,000 for the six months ended June 30, 1999 resulting from net redemptions of marketable securities of $1.0 million offset by capital expenditures of $191,000.

On December 31, 1998, the Company entered into a working capital line of credit with a bank that provides the Company with a maximum borrowing availability of $2.5 million, limited by certain receivable and inventory balances. Borrowings under this agreement bear interest at the prime rate of 8.00%. The line of credit expires and all outstanding amounts thereunder are due December 31, 1999. Under the line of credit, the Company is obligated to comply with certain financial covenants. Borrowings available based on certain receivable and inventory balances at June 30, 1999 amounted to $1.6 million. In addition, at June 30, 1999 the Company was in compliance with all financial covenants under the terms of the agreement. There were no borrowings outstanding under the line of credit at June 30, 1999.

The Company expects that its balance of cash, cash equivalents and marketable securities will be adequate to fund the next twelve months cash requirements for operations, working capital and fixed assets. The Company's long term liquidity and capital requirements will depend upon the progress of research and development programs, regulatory matters and the expansion of its manufacturing capabilities to satisfy increasing volume requirements. In addition, the Company's capital requirements will depend upon, among other factors, the timing of the establishment of effective sales channels in the United States and abroad and the extent to which the Company's products gain market acceptance resulting in increased sales sufficient to generate a profit from operations. Therefore the Company cannot provide assurances that it will not require additional financing in the future. If additional financing is necessary, the Company would seek to raise these funds through bank facilities or debt or equity offerings. There can be no assurance that such funds would be available at all or on terms acceptable to the Company.

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

The Company believes that its primary business and research and development systems are Y2K compliant based on its internal evaluations and testing of these systems. The Company does not rely materially on IT related technology in its manufacturing processes and thereby does not anticipate that Y2K issues will affect its ability to manufacture finished goods. The Company is currently communicating with third party vendors through the issuance questionnaires that address Y2K compliance. The Company anticipates that its assessment of third party vendors will be completed by the third quarter of 1999. The Company does not anticipate incurring additional costs outside of the scope of its current IT budget to complete future testing and compliance activities.

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

The disclosure in this Section is a Y2K Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act of 1998.

                           INNOVASIVE DEVICES, INC.

                         PART II -- OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

On July 13, 1999, the Company was sued for patent infringement by Arthrex, Inc. in the United States District Court for the Middle District of Florida, Orlando Division. Arthrex alleges that elements of two of the Companies knee systems related to cartilage and ACL repair infringes recently issued Arthrex patents. The Company has several issued patents and patents pending protecting these products and is currently evaluating its position relative to this new intellectual property.

Item 2.   Changes in Securities
          ----------------------

          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

The Company's Annual and Special Meeting of Stockholders was held on June 9, 1999 at the Company's headquarters in Marlborough, Massachusetts. All matters submitted to a vote of the Company's stockholders were described in the Company's Proxy Statement dated May 11, 1999. At the meeting, the shareholders:

(1)  elected the following directors for terms expiring in 2002:

                               Term     Total Vote For   Total Vote Withheld
                             Expires    Each Director    From Each Director
                             -------    --------------   -------------------
     Richard D. Randall        2002          7,382,298                11,770
     Howard D. Palefsky        2002          7,345,071                48,997

(2) ratified the Board of Directors' selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 1999.

     For                                  7,391,198
     Against                                  2,200
     Abstain                                    670

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

a)  Exhibits

Exhibit

10.1 Income Continuation Agreement between the Registrant and Richard D. Randall, CEO
10.2 Income Continuation Agreement between the Registrant and James V. Barrile, CFO
10.3      Income Continuation Agreement between the Registrant and Alan
          Chervitz, COO
10.4 Income Continuation Agreement between the Registrant and Ricardo J. Simmons, Vice President - Global Sales and Marketing
10.5 Income Continuation Agreement between the Registrant and Eric L. Bannon, Vice President Quality Assurance and Regulatory Affairs
10.6 Income Continuation Agreement between the Registrant and T. Wade Fallin, Vice President and General Manager
10.7 Employment Agreement, dated June 27, 1997, between Registrant and Alan Chervitz
10.8 Amendment to Employment Agreement dated June 27, 1997 between Registrant and Alan Chervitz
10.9 Employment Agreement, dated June 27, 1997, between Registrant and T. Wade Fallin
10.10 Amendment to Employment Agreement dated June 27, 1997 between Registrant and T. Wade Fallin
27        Financial Data Schedule


b)  Reports on Form 8-K

None.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVASIVE DEVICES, INC,

Date: August 13, 1999   By:/s/ Richard D. Randall
                        ---------------------------
      Richard D. Randall
      President, Chief Executive Officer
      and Director
      (Principal Executive Officer)

Date: August 13, 1999   By:/s/ James V. Barrile
                        ------------------------
      James V. Barrile
      Executive Vice President of Finance,
      Chief Financial Officer and Treasurer
      (Principal Financial Officer)