Form 10-Q
period 1999-09-30
INNOVASIVE DEVICES INC
filed 1999-11-15
CIK 1003608

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30,1999          Commission file number 0-28492
--------------------------------------------------------------------------------

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

                           (1)   YES [X]   NO [ ]
                           (2)   YES [ ]   NO [X]

The number of shares outstanding of the registrant's common stock as of November 12, 1999 was 9,274,462.

                            INNOVASIVE DEVICES, INC.

                                     INDEX

                                                                            Page
                                                                            ----
Part I:   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

          Unaudited Condensed Balance Sheet at September 30, 1999 and
          December 31, 1998                                                   3

          Unaudited Condensed Statement of Operations for the Three and
          Nine Months Ended September 30, 1999 and 1998                       4

          Unaudited Condensed Statement of Cash Flows for the Nine
          Months Ended September 30, 1999 and 1998                            5

          Notes to Unaudited Condensed Financial Statements                   6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  12

Item 2.   Changes in Securities                                              12

Item 3.   Defaults Upon Senior Securities                                    12

Item 4.   Submissions of Matters to a Vote of Security Holders               12

Item 5.   Other Information                                                  12

Item 6.   Exhibits and Reports on Form 8-K
          a) Exhibits                                                        12
          b) Reports on Form 8-K                                             12

          SIGNATURES                                                         13

                        Part I - Financial Information

                         Item 1. Financial Statements

                           INNOVASIVE DEVICES, INC.
                            Condensed Balance Sheet
                           (unaudited, in thousands)

                                                             September 30,      December 31,
                                                                  1999              1998
                                                                --------          --------
ASSETS

Current assets:
     Cash and cash equivalents                                  $  1,715          $  3,724
     Marketable securities                                             7             1,043
     Accounts receivable, net of allowance for
        doubtful accounts of $156 at September 30, 1999
        and $140 at December 31, 1998                              2,547             2,189
     Inventories                                                   6,133             5,596
     Prepaid expenses                                                178               175
                                                                --------          --------
         Total current assets                                     10,580            12,727

     Fixed assets, net                                             1,737             2,212
     Other assets, net                                             1,023             1,120
                                                                --------          --------

                                                                $ 13,340          $ 16,059
                                                                ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $    395          $    682
     Accounts payable to related party                                69                60
     Other current liabilities                                     1,704             2,103
                                                                --------          --------
         Total current liabilities                                 2,168             2,845

Stockholders' equity:
     Common stock                                                      1                 1
     Additional paid-in capital                                   55,102            54,918
     Accumulated deficit                                         (43,926)          (41,655)
     Deferred compensation                                            (5)              (50)
                                                                --------          --------
                                                                  11,172            13,214
                                                                --------          --------

                                                                $ 13,340          $ 16,059
                                                                ========          ========


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                            INNOVASIVE DEVICES, INC.
                        Condensed Statement of Operations
                (In thousands, except per share data; unaudited)


                                                   Three months ended                  Nine months ended
                                                      September 30,                      September 30,
                                               ------------------------          -------------------------
                                                 1999             1998             1999              1998
                                               -------          -------          --------          -------
Net sales                                      $ 4,062          $ 2,748          $ 12,608          $ 8,261

Cost of sales                                    1,132              769             3,679            2,313
                                               -------          -------          --------          -------

     Gross profit                                2,930            1,979             8,929            5,948

Selling, general and administrative
     expenses                                    2,789            2,708             8,866            8,179
Research and development                           860              971             2,543            3,232
                                               -------          -------          --------          -------

     Loss from operations                         (719)          (1,700)           (2,480)          (5,463)

Interest income, net                                31              104               117              423
Other income                                      --               --                  92             --
                                               -------          -------          --------          -------

     Net loss                                  $  (688)         $(1,596)         $ (2,271)         $(5,040)
                                               =======          =======          ========          =======



Basic and diluted net loss per share           $ (0.07)         $ (0.17)         $  (0.25)         $ (0.55)
                                               =======          =======          ========          =======

     Shares used in computing basic
        and diluted net loss per share           9,260            9,188             9,232            9,176
                                               =======          =======          ========          =======


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                            INNOVASIVE DEVICES, INC.
                        Condensed Statement of Cash Flows
                            (In thousands; unaudited)

                                                                   Nine months ended
                                                                     September 30,
                                                                ------------------------
                                                                 1999             1998
                                                                -------          -------
Cash flows from operating activities
     Net loss                                                   $(2,271)         $(5,040)
     Adjustments to reconcile net loss to net cash
        provided by (used for) operating activities:
        Depreciation and amortization                               798              723
        Amortization of deferred compensation                        45              339
        Common Stock issued for performance of services              78                -
        Changes in assets and liabilities:
               Accounts receivable                                 (358)            (220)
               Inventories                                         (537)          (1,973)
               Prepaid expenses                                      (3)             (69)
               Other assets                                          -               110
               Accounts payable                                    (287)            (218)
               Accounts payable to related party                      9             (176)
               Other current liabilities                           (399)             202
                                                                -------          -------

Net cash used for operating activities                           (2,925)          (6,322)
                                                                -------          -------

Cash flows from investing activities
     Purchases of fixed assets                                     (226)            (688)
     Purchases of marketable securities                               -           (6,874)
     Redemption of marketable securities                          1,036           16,189
                                                                -------          -------
Net cash provided by investing activities                           810            8,627
                                                                -------          -------

Cash flows from financing activities
     Proceeds from issuance of common stock,
          net of issuance costs                                     106              107
                                                                -------          -------


Net (decrease) increase in cash and cash equivalents             (2,009)           2,412

Cash and cash equivalents at beginning of period                  3,724            2,916
                                                                -------          -------

Cash and cash equivalents at end of period                      $ 1,715          $ 5,328
                                                                =======          =======


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                            INNOVASIVE DEVICES, INC.
                Notes to Unaudited Condensed Financial Statements

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Innovasive Devices, Inc. (the "Company") include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of September 30, 1999 and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998. Results of operations for interim periods are not necessarily indicative of those to be achieved for the full year.

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


2.  INVENTORIES

Inventories consist of the following:

                                                 September 30,     December 31,
                                                     1999              1998
                                                    ------            ------

Raw materials                                       $1,403            $1,880
Work-in-process                                        374               640
Finished goods                                       4,356             3,076
                                                    ------            ------

Totals                                              $6,133            $5,596
                                                    ======            ======



3.  NET LOSS PER SHARE

Basic earnings per share is computed by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of common shares outstanding and
potential dilutive common shares outstanding for the period.   For each of the
periods presented, basic and diluted earnings per share are the same due to the antidilutive effect of potential common shares outstanding. Antidilutive potential common shares excluded from the 1999 and 1998 computation include 2,003,321 and 1,677,794 common shares, respectively, issuable upon the exercise of stock options.

4.  SUBSEQUENT EVENT

On November 8, 1999, Innovasive Devices, Inc. and Johnson & Johnson entered into a definitive merger agreement pursuant to which Johnson & Johnson will acquire Innovasive Devices. The transaction will be accounted for under the purchase method and is valued at approximately $85 million. Innovasive shareholders will receive $8.25 in Johnson & Johnson stock for each share of Innovasive held. The merger is subject to customary conditions, including approval by a majority of the shareholders of Innovasive Devices and Hart-Scott-Rodino clearance. The companies expect the transaction to be complete during the first quarter of 2000.

                            INNOVASIVE DEVICES, INC.

     Item 2. Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

OVERVIEW

Since its inception in 1990, the Company has been primarily engaged in the development, manufacture and marketing of proprietary devices and instrumentation which facilitate the reattachment of soft tissue structures, such as ligaments and tendons, to bones and other tissues. The Company has a limited operating history and as of September 30, 1999, had an accumulated deficit of $43.9 million. These losses have resulted principally from expenditures to fund research and development, the establishment of its manufacturing capabilities and the expansion of its marketing and sales organization. Although the Company's sales were principally derived from the sale of its family of shoulder related products, the Company now markets five product platforms: suture anchors and suturing systems used primarily in shoulder repair procedures, cartilage repair products, anterior cruciate ligament ("ACL") reconstruction products and meniscal repair products, used primarily in knee repair procedures. The Company's strategy is to continue to develop innovative products for the sports medicine/arthroscopy market and to leverage its core proprietary technology in other markets. The Company markets its products to surgeons in the United States through a network of clinically proficient employee sales representatives and independent sales agents and internationally through established distributors of orthopaedic medical devices.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Net sales for the third quarter of 1999 of $4,062,000 represents an increase of $1,314,000 or 48% from $2,748,000 for the same period in the prior year. The increase resulted primarily from a higher level of sales of Clearfix Meniscal repair products, ACL reconstruction products, and suture anchors. Sales of the Company's ACL reconstruction products included contributions from two recently introduced products: the IntraFix Tibial Fastener used in attaching soft tissue grafts to the tibia, and the Absolute Absorbable Interference Screw, used in ACL procedures utilizing a patellar tendon graft. Sales of suture anchors recognized a contribution from the recently introduced ConTack Labral Anchor, a bioabsorbable device used to reattach tissue in the shoulder that has been torn by traumatic injury. Suture systems experienced modest growth over the same quarter in 1998 while COR system sales experienced a slight decrease versus the same quarter last year.

Gross profit increased to $2,930,000 in the third quarter of 1999 from $1,979,000 in the third quarter of 1998. As a percentage of sales, gross profit was 72.1% in the third quarter of 1999 as compared to 72.0% in the third quarter of 1998.

Selling, general and administrative expenses increased to $2,789,000 in the third quarter of 1999 from $2,708,000 in the third quarter of 1998. The increase resulted primarily from higher selling commissions and royalties resulting from the higher sales volume.

Research and development expenses decreased to $860,000 in the third quarter of 1999 from $971,000 in the third quarter of 1998. The decrease was primarily attributable to a non-recurrence of expenditures made in the prior year to obtain CE Mark certification required to sell certain products in the European community.

Interest income decreased to $31,000 in the third quarter of 1999 from $104,000 in the third quarter of 1998 primarily as a result of investment returns earned on lower average cash balances maintained during the third quarter of 1999 as compared to the prior year.

As a result of the foregoing, the net loss decreased to $688,000 in the third quarter of 1999 from a loss of $2,271,000 in the third quarter of 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Net sales for the first nine months of 1999 of $12,608,000 increased $4,347,000 or 53% from $8,261,000 for the same period in the prior year. The increase resulted primarily from a higher level of sales of all five core product families including: Clearfix Meniscal repair products, ACL reconstruction products, ROC suture anchors, suture systems and COR System cartilage repair products.

Gross profit increased to $8,929,000 for the first nine months of 1999 from $5,948,000 for the first nine months of 1998. As a percentage of sales, gross profit decreased to 70.8% for the first nine months of 1999 from 72.0% for the first nine months of 1998. Gross profits were impacted by a higher percentage of sales to international distributors versus the same period in the prior year. The average selling price of products to international distributors are typically below that of domestic average selling prices. Gross margins were also affected by the higher mix of meniscal repair products and ACL reconstruction products versus the same period last year. Sales of these product families in the first nine months of 1999 included a higher percentage of procedural instruments which are primarily sold at margins below that of product implants.

Selling, general and administrative expenses increased to $8,866,000 for the first nine months of 1999 from $8,179,000 for the first nine months of 1998. The increase resulted primarily from higher selling commissions and royalties resulting from the higher sales volume and increased legal costs resulting from the Company's defense of a patent infringement claim.

Research and development expenses decreased to $2,543,000 in the first nine months of 1999 from $3,232,000 in the first nine months of 1998. The decrease was primarily attributable to a non-cash compensation charge recognized in the second quarter of 1998 resulting from the vesting of options granted to non-
employee consultants.   The Company also experienced a decrease in salary costs
versus the same period last year as a result of lower employment levels.

Interest income decreased to $117,000 in the first nine months of 1999 from $423,000 in the first nine months of 1999 primarily as a result of investment returns earned on lower average cash balances maintained during the first nine months of 1999 compared to the prior year.

Other income includes cash received from a termination agreement in which the Company waived its exclusive right to manufacture product for a third party. This manufacturing right was originally established from technology developed by the Company and subsequently licensed to the third party.

As a result of the foregoing, the net loss decreased to $2,271,000 in the first nine months of 1999 from a loss of $5,040,000 in the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had cash, cash equivalents and marketable securities of $1.7 million as compared to a balance of $4.8 million at December
31, 1998.   Working capital decreased to $8.4 million at September 30, 1999 from
$9.9 million at December 31, 1998.

Cash used in the Company's operations amounted to $2.9 million for the nine months ended September 30, 1999 primarily resulting from the net loss of $2.3 million. Cash used for working capital requirements of $1.5 million was partially offset by depreciation and amortization of $843,000.

Cash provided by investing activities totaled $810,000 for the nine months ended September 30, 1999 resulting from net redemptions of marketable securities of $1.0 million offset by capital expenditures of $226,000.

On December 31, 1998, the Company entered into a working capital line of credit with a bank that provides the Company with a maximum borrowing availability of $2.5 million, limited by certain receivable and inventory balances. Borrowings under this agreement bear interest at the prime rate of 8.00%. The line of credit expires and all outstanding amounts thereunder are due December 31, 1999. Under the line of credit, the Company is obligated to comply with certain financial covenants. Borrowings available based on certain receivable and inventory balances at September 30, 1999 amounted to $1.7 million. There were no borrowings outstanding under the line of credit at September 30, 1999.

The Company expects that its balance of cash, cash equivalents, marketable securities and line of credit will be adequate to fund the next twelve months cash requirements for operations, working capital and fixed assets. The Company's long term liquidity and capital requirements will depend upon the progress of research and development programs, regulatory matters and the expansion of its manufacturing capabilities to satisfy increasing volume requirements. In addition, the Company's capital requirements will depend upon, among other factors, the timing of the establishment of effective sales channels in the United States and abroad and the extent to which the Company's products gain market acceptance resulting in increased sales sufficient to generate a profit from operations. Therefore the Company cannot provide assurances that it will not require additional financing in the future. If additional financing is necessary, the Company would seek to raise these funds through bank facilities or debt or equity offerings. There can be no assurance that such funds would be available at all or on terms acceptable to the Company.

On November 8, 1999, Innovasive Devices, Inc. and Johnson & Johnson entered into a definitive merger agreement pursuant to which Johnson & Johnson will acquire Innovasive Devices. The transaction will be accounted for under the purchase method and is valued at approximately $85 million. Innovasive shareholders will receive $8.25 in Johnson & Johnson stock for each share of Innovasive held. The merger is subject to customary conditions, including approval by a majority of the shareholders of Innovasive Devices and Hart-Scott-Rodino clearance. The companies expect the transaction to be complete during the first quarter of 2000.

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

The Company believes that its primary business and research and development systems are Y2K compliant based on its internal evaluations and testing of these systems. The Company does not rely materially on IT related technology in its manufacturing processes and thereby does not anticipate that Y2K issues will affect its ability to manufacture finished goods. The Company has communicated with its significant suppliers through the issuance of questionnaires. Based on replies received through September 30, 1999, the Company believes that its significant suppliers have obtained Y2K compliance. However, because their systems are not directly under the Company's control, the Company is at risk that all required external Y2K compliance efforts will not be completed on a timely basis. In the event that the Company's significant suppliers do not successfully and timely achieve Y2K compliance, and the Company is unable to replace them with alternate suppliers, the Company's operations could be adversely affected. The Company does not anticipate incurring additional costs outside of the scope of its current IT budget to complete future testing and compliance activities.

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

The disclosure in this Section is a Y2K Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act of 1998.

                            INNOVASIVE DEVICES, INC.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
        -----------------

On July 13, 1999, the Company was sued for patent infringement by Arthrex, Inc. in the United States District Court for the Middle District of Florida, Orlando Division. Arthrex alleges that elements of two of the Company's knee systems related to cartilage and ACL repair infringe recently issued Arthrex patents. Arthrex has filed a motion for a preliminary injunction with respect to the sale of products incorporating either patent. A hearing date for this motion has not yet been scheduled. The Company has raised several defenses and continues to evaluate its position relative to this new intellectual property.

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

        a)      Exhibits

                27      Financial Data Schedule


        b)      Reports on Form 8-K

                None.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INNOVASIVE DEVICES, INC,

Date: November 13, 1999              By: /s/ Richard D. Randall
                                         ----------------------------------
                                         Richard D. Randall
                                         President, Chief Executive Officer
                                           and Director
                                         (Principal Executive Officer)

Date: November 13, 1999              By: /s/ James V. Barrile
                                         ----------------------------------
                                         James V. Barrile
                                         Executive Vice President of Finance,
                                           Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)